Form 10KSB
period 2007-12-31
IRIS BIOTECHNOLOGIES INC
filed 2008-03-31
CIK 1396238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION  FILE NUMBER 333-142076

IRIS BIOTECHNOLOGIES INC.
(Name of small business issuer in its charter)

California	77-0506396
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5201 Great America Parkway, Suite 320, Santa Clara, California 95054
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (408) 867-2885

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a sale price of $2.25 per share which was the last sale price of the common stock in March 2008) was $4,591,113.

As of March 27, 2008, the issuer had 10,770,987 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview of Business

We are a life science company incorporated in the state of California on February 16, 1999. Since our inception we have focused on the development and commercialization of nano-biochips to assist in establishing a solid, reliable and cost effective foundation for personalized medicine. We were founded to overcome the sensitivity, specificity, speed and cost limitations of present state-of-the-art microarray technology. We intend to have our products approved by the FDA, enabling them to be used in any certified laboratory in the world.

The nano-biochip is a special silicon chip that enables physicians to identify and analyze the genetic markers (DNA mutations) involved in a disease. DNA is a ladder like molecule that can be made into half ladders with a little bit of chemical manipulation. We make our nano-biochips by anchoring different half ladders that represent specific genes in separate wells on the silicon chip. Each half ladder is a sequence of DNA nucleotide bases called an oligonucleotide or PNA. Split DNA has the unique ability of reconnecting to its compliment, the other half ladder, very precisely under properly controlled conditions. This process is called hybridization. Our chip uses this quality to act as a test probe to capture abnormal genetic information. The genetic material that is captured is messenger RNA, and in an abnormal state is responsible for creating the conditions that lead to disease. This captured material is also referred to as cDNA and cRNA.

Messenger RNA (mRNA) is extracted and purified from collected tissue samples with commercially available automated machines, tagged with fluorescent molecules and processed inside the nano-biochip. The mRNAs of interest are captured by their respective probes and energized, exciting the fluorescent tags to emit light which can be photographed and digitized. The intensity of the light emitted from the fluorescent molecules is a measure of the genes activity. The digitized photograph is automatically encrypted and sent either to a local server or over the internet to an artificial intelligence system (BioWindows™) for analysis.

The captured information, referred to as “gene expression” or “a gene signature” is selectively compared to a database, which is currently being compiled from correlations between reference gene signatures, prior treatment strategies and clinical outcomes. The initial database is a collection of historical data derived from the analysis of breast cancer tissues from other breast cancer patients with the same or similar clinical and gene expression profiles. After the gene signature comparison, a secure, confidential and clinically-actionable report is then generated and sent to the treating physician.

We have developed our first theranostic biochip to identify gene expression patterns in the multiple varieties of breast cancer. Theranostic is the term used to describe the process of diagnostic guided therapy. Theranostic tests not only diagnose a disease they also test for individual drug reactions and tailor an individualized treatment based on those results. It has become apparent to us that there is an acute need for a genomically based theranostic breast cancer analysis, with more effective predictive and prognostic capabilities, to assist in the diagnostic and treatment process.

Our nano-biochip and BioWindows™ artificial intelligence program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each individual patient’s particular form of breast cancer. We intend to closely follow the scientific validation of gene expression profiling while introducing nano-biochips as theranostic tools in the clinical environment .

We are beta-testing the medical informatics aspect of BioWindows. Currently our database does not contain sufficient information to complete necessary comparison to make actionable recommendations, but as our clinical database grows, we will be able to improve the accuracy of disease classification, add and improve products, and fulfill the promise of using biochips for disease diagnosis and management as well as improved targeted drug development. In essence, the information provided by our biochip and BioWindows™   artificial intelligence software will help improve medical decision making.

Our technology platform includes:

•	Oligonucleotide and peptide nucleic acid (PNA) probes with superior binding affinity and specificity that are the ideal length and highly purified
•	A proprietary binding system to secure probes to a soft metal chip surface
•	Controlled probe spacing and chip surface design to maximize sensitivity
•
Microfluidics and the use of paramagnetic labels with a magnetic field to enhance hybridization speed. Microfluidics deals with the precise control and manipulation of microliter and nanoliter volumes of fluids.

•	A flexible, low-cost chip design and manufacturing process
•	Use of robotics for precise automated chip manufacturing
•	An information technology system based on proprietary algorithms for analysis, correlation and classification of test results.

Industry Overview

Our competitors have introduced products to the clinical market that rely on older and more expensive technologies such as polymerase chain reactions (PCR) or research-based microarrays. Management believes that research-based microarrays lack the necessary test sensitivity, gene marker specificity and speed for the best and most cost-efficient medical decision-making and patient care. We believe that these approaches will ultimately prove to be clinically less useful and too expensive for large-scale use. Clinical diagnostic testing requires a highly sensitive platform that provides very specific findings at an affordable price.

Polymerase Chain Reactions (PCR)

PCR and Real time PCR currently provide a high standard for molecular analysis. Our management believes that while it does work, it is an expensive technology. It is a practical system to use for clinical diagnostic if it is used to detect only a few genes. One of our competitors, Genomic Health, utilizing this technology charges its customers $3,460.00 for their test which detects 21 genes (including 5 control genes), which are used to predict the probable recurrence of breast cancer. We believe that this technology would be too expensive to use to detect 100 or more genes in a clinical setting to obtain the gene profile necessary for predicting the best treatment regimen for an individual patient.

Research Microarray Technology

Microarrays have the power and speed for genomic analyses of complex medical conditions and thus have the potential to be a valuable clinical resource. However, our management believes that current glass microarray technologies do not meet these requirements. The use of the glass microarray has generally been limited to research only.

One of our competitors, Affymetrix, is a pioneer and a current market leader for high throughput glass microarrays, but we believe that additional instrumentation and automation must be developed for handling accurate, large volume testing in a clinical diagnostic setting. Other public and private companies have developed limited new applications for microarrays that we believe may only incrementally improve the testing process.

Medical Diagnostics

Currently, mammography can detect a breast tumor once it has reached a certain size, but cannot tell if the tumor is benign or malignant. A breast biopsy, on the other hand, can determine if a tumor is cancer but cannot predict how aggressive the disease will be or how the patient will respond to the various treatment modalities.

Our Solution

We were founded to overcome the sensitivity, specificity, speed and cost limitations of present state-of-the-art microarray technology. Our nano-biochip technology platform was developed using a convergence of scientific disciplines in nanotechnology, semiconductor manufacturing, microfluidics, chemistry, molecular biology, genetics, genomics, and information technology. We expect that our product platform will lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes and other gene-related metabolic problems.

The Iris Biowindows™ database comprising data fields for patient demographics information, personal medical history, family medical history, and gene expression information has been built, and ready for use in storing actual patient information. This database allows patients to see only their own medical information. Physicians, with patient consent, can view patient information by choosing any medical record from their personal list of patients. Actual patient gene signature information will be added to the database after we process each patient’s specimen through our nano-biochip for breast cancer and other diseases. Currently our database does not contain sufficient information to make actionable recommendations, but, in the future, our database will contain information on protein signatures, nutritional applications, and other specialized chips for veterinary, agricultural, and environmental applications.

We are ready to build the product for commercialization, but our ability to complete the development and commercialization of nano-biochip diagnostic kits for our intended use is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, the nano-biochip diagnostic kits on a worldwide basis.

Our Strategy

Product Strategy

We have identified our theranostic products for development based on the high prevalence, societal impact and economic consequences of certain serious medical conditions such as breast cancer. It has become apparent to us, with respect to breast cancer, that there remains an acute need for a robust staging classification system, as well as more effective predictive, and prognostic tools to assist in medical treatment decisions. Recently, the characterization of gene mutations and gene expression patterns as they relate to this disease has become the prime focus of a great deal of research and discovery.

Breast Cancer Chip

The National Cancer Institute (NCI) estimates that 182,460 women and 1,990 men will be diagnosed with and 40,480 women and 450 men will die of cancer of the breast in 2008. That means a woman is diagnosed with breast cancer every three minutes in the United States. NCI also estimates that approximately $8.1 billion is spent in the US each year on treatment of breast cancer. As of January 1, 2004, the NCI approximates that there were 2,407,943 women alive in the United States who had a history of cancer of the breast.

According to United States General Accounting Office Report to the Chairman, Special Committee on Aging, U.S. Senate issued April 2002 and entitled “Mammography - Capacity Generally Exists to Deliver Services,” the number of mammograms provided to women age 40 and older increased by 15 percent between 1998 and 2000. From October 1998 to 2001, the total number of machines and radiology technologists available to perform mammography services increased 11 percent and 21 percent respectively.

In January 2007, the Center for Disease Control and Prevention reported that women over 40 who reported having a mammogram in the past two years dropped from 76.4 percent in 2000 to 74.6 in 2005. Many organizations are advocating increasing the awareness of the importance of early breast cancer screening, and we believe that this would help increase the use of mammography. Since mammography can detect breast cancer two years earlier than when the tumor becomes palpable, the increased level of detection would require an increase in the number of breast biopsies.

With the increasing success of early mammography screening programs, a growing number of breast biopsies are being performed to determine if suspicious growths are malignant or benign. Up until now, malignant tissue has been graded based on traditional tumor/nodal/metastasis (TNM). The current testing procedures also use immunohistochemical tissue staining techniques for additional cancer cell sub-classification and staging, which is used for clinical decisions regarding treatment and prognosis.

Mammography can detect a breast tumor once it has reached a certain size, but cannot tell if the tumor is benign or malignant. A breast biopsy can determine if a tumor is cancer but cannot predict how aggressive the disease will be or how the patient will respond to the various treatment modalities . Starting at the point of a breast biopsy diagnosis of cancer, the nano-biochip and BioWindows™ artificial intelligence program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each patient’s particular type of cancer. This knowledge could be the difference between life and death in some cases and a better quality of life for all patients.

Future Products

We are also working on gene markers for a comprehensive CancerChip TM and specific markers associated with prostrate, lung, liver, kidney and ovarian cancers. Certain genes associated with schizophrenia, Alzheimer disease, autoimmune system disorders, and metabolic and drug metabolism disorders have also been reviewed. We are continuing to work on the selection of newly discovered genes to be included in other products such as the NeuroChip TM and CardioChip TM , as well as a PrenatalChip TM and ViralChip TM .

Critical Performance Factors

We have been developing our first product to analyze breast tumors using 100 or more gene probes. By comparing the patient sample to our intended reference database, our test will identify the tumor gene profile as benign or malignant, predict the tumor’s aggressiveness, guide the physician in selecting the most appropriate treatment and, subsequently, monitor the effectiveness of treatment.

We have developed our flexible and easily adaptable nano-biochip platform to address technology requirements that impact the clinical value of genomic information acquired. Our management believes that existing microarray technologies do not meet the following exacting requirements:

•
Probe Sensitivity - Sensitivity, as it applies to PNA chip probes, is the measure of how well the test nucleic acids hybridize to specific and complimentary DNA and RNA sequences in a given sample. The consequence of low attraction (low sensitivity) is quantitatively low sequence hybridization and a resulting loss in the power and specificity of genomic analysis, i.e. false negatives test results . A highly sensitive system has the ability to efficiently capture targeted gene sequences and accurately measure small variations in their expression. Sensitivity is affected by probe length, design and binding affinity, purity, and concentration within each spot in an array.

•
Probe Specificity - Specificity, as it applies to PNA chip probes, is the ability for test nucleic acids to selectively hybridize to only those specific DNA and RNA sequences in a given sample to which hybridization is intended. The consequence of low selectivity (low specificity) is incorrect and erroneous hybridization, leading to imprecise genomic analysis, i.e. false positives test results . A highly specific system has the ability to capture only the relevant and intended target gene sequences, which only then provides the ability to measure small variations in gene expression. Specificity is affected by probe length, design and purity.

•
Hybridization Speed - The number of tests, large volume of analyses required for each test, and required response time in a clinical setting demands speed. Hybridization speed is affected by probe binding affinity, spacing and density, steric hindrance (limited test specimen accessibility to the probe due to a large amount of unwanted molecules near the probe) , and proximity of test probes to the DNA sample. Test probes are specific gene sequences synthesized for the purpose of capturing specific genes in each patient sample.

•
Design Flexibility and Cost - A flexible manufacturing process and chip design allows for rapid development and modification of chip products at a low chip cost. A low chip cost will enable delivery of high margin products at a price point suitable for clinical requirements, and will help to encourage wide-scale adoption of high throughput genomic diagnostic testing.

Our Technological Solutions

Our silicon biochip gene detection platform consists of proprietary technologies incorporated into oligonucleotide and PNA chips, customized readers/scanners and our BioWindows genetic information interpretation system. The nano-biochip is built on a semiconductor substrate and contains oligonucleotide and PNA probes, which use hybridization to identify specific genes in cells from patient tissue or blood samples. The pools of cRNA or cDNA in patient samples are labeled with fluorescent molecules and then circulated through the integrated microfluidics biochip where complementary molecular binding takes place with the attached test probes. The remaining uncomplimentary cRNA or cDNA is then washed away.

The fluorescence of the hybridized genes is analyzed by a laser scanner or a CCD reader (a microscope attached to a digital camera) which, with the assistance of the BioWindows software system, determines if the recognized genes, their mutation or expression patterns are representative of the specific disease optical pattern that the chip is designed to detect. This analysis is performed by comparing the detected hybridization patterns to an Iris reference database of hybridization profiles.

Our biochip platform is based on advanced technologies related to our probe construction including the use of Peptide Nucleic Acids (PNAs), our binding system, piezo-electric (very small electric pump) arraying techniques, enhanced hybridization, and bioinformatics (applying statistics to biological information) . Our management believes that this silicon biochip platform is a major improvement over the imprecise current glass microarray technology presently used. Our new system will translate into significant improvements in probe sensitivity, testing specificity, probe density, testing speed, design flexibility and ultimately lower the cost of production.

Test Probes

Our probes can be manufactured to exacting specifications and varied in composition and length. Probes will be pre-synthesized and can be verified before attachment to ensure they are homologous and highly purified. We can manufacture probes to their optimal length to ensure the appropriate probe length for each nano-biochip product. Sample DNA targets (gene sequences associated with cancer, infectious disease, and other metabolic or gene related disorders) vary in composition and length. Consequently, specific hybridization with a patient sample is enhanced when probes are designed for their specific targeted gene sequences.

PNA probes capture specific DNA and RNA (ribonucleic acid) sequences more efficiently than oligonucleotide and complimentary DNA (cDNA) probes. Unlike oligonucleotides, PNAs are synthesized analogs that lack pentose sugar phosphate structural backbone groups. The deoxyribose backbone is replaced by a peptide backbone. The resulting hybridization to complementary RNA or DNA has a higher affinity than corresponding nucleotides.

The stronger binding is attributed to the neutrality of the backbone, which results in the elimination of sub molecular electrical charge repulsion that is present in unmodified DNA/DNA or RNA/RNA duplexes. This binding strength is confirmed by their higher melting temperatures (higher thermal stability). PNAs also have increased specificity for DNA binding. As a result, a PNA/DNA mismatch is more destabilizing than a mismatch in a DNA/DNA duplex. PNA/DNA mismatches are therefore more likely to be degraded during the washing cycle, resulting in more accurate and specific hybridization detection and quantification.

Binding System

Our binding system utilizes a proprietary spacer technology to bind oligonucleotides to soft metal wells on the surfaces of the chip. The technology is based on a “lock and key” molecular design that includes a stable anchor bond to the solid surface, a spacer arm which gives flexibility to the probe allowing it to interact with its environment in a way which minimizes steric hindrance (limited test specimen accessibility to the probe due to a large amount of unwanted molecules near the probe), and a reactive terminal molecule which binds to the probe. This technique provides a reliable method to immobilize probe molecules with a robust, stable connection to the chip-binding surface while optimizing their sensitivity and specificity.

Probes stand vertically, attached to the metal well surface on one end by the anchor. The connection ensures probe stability and integrity during the hybridization and subsequent washing cycles. In addition, the spacer between the probe and metal base optimizes a probe’s ability to make contact and bind with the sample cDNA and/or cRNA by distancing the probe from the chip surface.

Microfluidics

Wells on our chip, in which probes are secured, are interconnected by a system of microchannels. A central fluidics station distributes the genetic target and washing solutions through the microchannels on the chip during the hybridization and washing cycles. The controlled flow of solution enhances hybridization by ensuring that the sample cDNA and/or cRNA come in contact with the probes.

Paramagnetic Labels

Our biochip platform can currently complete the hybridization process in 20 minutes. We are also developing a proprietary technology that labels nucleic acid target molecules with paramagnetic labels. Activation of a magnetic field under the probe molecules induces and directs rapid migration of the charge-labeled molecules to a solid support and could dramatically shorten the hybridization rate to five minutes .

Paramagnetic labels respond to magnetic fields, becoming demagnetized after the field is removed. The use of a magnetic field decreases the hybridization time. While paramagnetic labels are generally larger than the DNA target molecule, we have identified labels of appropriate size and chemistry that are ideal candidates for the application of this technology.

Nano-Biochip Fabrication

Our approach to chip design is similar to that used in building an “Application Specific Integrated Circuit (ASIC)”. We build a base substrate (requiring less than 10 mask layers) before depositing the probes as required. This allows our chip substrate to be produced at one-tenth the cost of Affymetrix’s high-throughput research chips that require 100 layers of masks to be used. Unfortunately, each time a new gene sequence needs to be added to the chips, Affymetrix must develop a new mask set at the cost of up to $100,000 just to begin the changeover process. With the flexible ASCI chip design, a new mask set is not required which will reduce any retooling costs and considerably reduce chip modification time.

We have developed our Piezo Arrayer™ robotic micro pump system and can precisely deliver different probe solutions simultaneously.

BioWindows TM

Our bioinformatics provides an artificial intelligence system with proprietary algorithms for acquisition and analysis of genomic hybridization information. This proprietary system optically reads hybridization data from nano-biochips and analyzes results based on a variety of statistical algorithms that suggest and evaluate test result hypotheses.

Hybridization information is compared with an Iris repository of hybridization profiles, patient profiles, reference information, clinical information associated with hybridization profiles, and statistical summaries to provide appropriate treatment scenarios for a variety of pathological conditions, ailments and diseases. The system will utilize normalization and expression level controls when relevant to accommodate variations in hybridization conditions, label intensity and other factors as well as control for the overall health and metabolic activity of a cell.

Competition

The medical diagnostic industry is characterized by rapidly evolving technology and intense competition. Our competitors include medical diagnostic companies, most of which have financial, technical and marketing resources significantly greater than our resources. In addition, there are a significant number of biotechnology companies working on evolving technologies that may supplant or make our technology obsolete. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed.

Genomic Health Inc.

The current test offered by our main competitor, Genomic Health Inc., is a “home-brew test” and is not an FDA approved kit. That means hospitals and clinical laboratories cannot purchase and run the test in their own extensive network of laboratories. We expect to offer the first FDA approved breast cancer theranostic kit to enable the selection of the best medical treatment at the initial tissue biopsy. Unlike Genomic Health and Agendia we go beyond predicting breast cancer recurrence, and project rapid market recognition and penetration for this product.

The Genomic Health test works only for a small subset of breast cancer patients who are lymph node negative and estrogen receptor positive. We have focused on providing testing that can benefit all breast cancer patients before they undergo any prescribed treatment. We believe that our strategy of early diagnosis, prognosis and personalized care will grow rapidly to become the “de facto” model in the breast cancer clinical market.

We believe our nano-biochip more precisely diagnoses and identifies the best medical treatment choices at the time of the initial biopsy. The significant advantage of early optimal medical intervention leads to reduced diagnostic and treatment costs over the life of the patient and an improvement in the patient’s quality of life.

Affymetrix Inc.

Affymetrix’s microarray technology relies on solid-phase chemical synthesis (stacking chemical molecules on top of each other) of their test probes, which is not capable of producing a high yield of purified, immobilized molecules. Probes are immobilized using a three-dimensional nylon membrane support structure. Immobilization structural chemistry lacks specificity and therefore increases the probability that target sample DNA will bind nonspecifically to either the immobilized probe DNA or the solid surface of the chip, resulting in erroneous false positive test results.

Also, the chemistry of probe support membranes varies among batches, and these variances affect the amount of DNA material deposited. As a result of these limitations, Affymetrix requires the use of 10 mismatch quality control probes for every functional probe in a probe “group”. Hybridization results are analyzed based on findings within the control group. These technology constraints result in limitations of sensitivity and specificity.

We believe that claims of high-density microarrays can be deceiving as the value of the captured information is related to the number of functional oligonucleotide (“oligo”) probes in the test array. As discussed, Affymetrix requires extensive use of quality control probes for each functional probe group.

Agilent/Agendia

Like Affymetrix, Agilent can also make synthesized oligo chips, and Agendia buys this type of chip for their test. We believe that Agilent’s PROBE SENSITIVITY is about 16% compared to that of 4 - 10% for Affymetrix. We believe our PROBE SENSITIVITY could be 99% purified. Even if Agilent were to copy our approach in probe design, synthesis, and deposition, their chip performance would still be limited by their use of glass as a substrate. Glass lacks the necessary chemistry for advanced surface binding and enhanced hybridization performance. Should Agilent also switch to a semiconductor substrate, our product would still have an advantage because of its use of PNA probes, an advanced probe-binding system, and enhanced hybridization technologies discussed elsewhere in this annual report.

Sales and Marketing

We expect that our marketing efforts will capitalize on the existing wide market acceptance as well as private and governmental health insurance reimbursement to provide for genomic and genetics breast cancer testing (Genomic Health, Agendia, and Myriad are active in this sector); however, while some of our competitors receive reimbursement for similar testing, until we begin our operations we cannot be certain that we will similarly be reimbursed. Our sales and marketing will be done initially through partners, distributors, and company representatives. In the United States, the initial customer base we wish to target once our products are ready to be introduced to the market includes leading clinical research institutions and companies such as Stanford, UCSF, M.D. Anderson Cancer Center, the National Cancer Institute (NIH), Quest Diagnostics, Laboratory Corporation, Sutter Medical, and Kaiser Permanente.

Direct-to-consumer radiology service centers demonstrate the growing popularity of self-reliance and a “need to know” philosophy in the management of personal health matters. Genomic diagnostic testing will, quite logically, be a part of this movement. We will be selling our products into a new market segment in the field of medical diagnostics.

Iris has been covered by ABC News, Forbes, CNBC, Yahoo Finance, Market Watch, US Pharmacist, Drug Benefit Trends and other publications here in the US as well as media in the UK, France, Germany, Australia, Canada, and Asian countries. Drug Benefit Trends is a publication for medical directors, pharmacy directors, and other managed care decision makers. This publication is peer reviewed and the three-page article that highlights the Company and the current status of personalized medicine is on the front cover of the March 2008 issue.

The Company’s CEO has also been interviewed by radio shows in California and Florida. In addition, as a part of the beta product launch of our BioWindows™ medical information system, we are inviting people to pledge to enter their personal information into the system. Our desire is to launch BioWindows™ worldwide when we reach our goal of one million pledges. We are in the process of creating brief testimonial videos that people can view on our website as to why it is important for them to participate now.

During the product clinical validation process for our nano-biochips, we will sell research chips, other supporting hardware and chemicals to targeted cancer research and hospital facilities. Our management realizes that one of the key ingredients to becoming a successful company is brand recognition so we will engage in a publicity campaign. Customer and user training will also be provided to facilitate the use of our products and services. As far as sales channels are concerned, preliminary discussions have been made with major health care providers and HMOs such as Kaiser Permanente. We have also been working with various patient advocacy groups as a part of our marketing outreach program.

Intellectual Property

Our proprietary technologies reside in our US patents and other patents that have been granted to us in many countries around the world.

1.
US 7,108,971 - Binding Chemistry: “Reversible binding of molecules to metal substrates through affinity interactions.” This patent application states that a testing probe binding system, utilizing a proprietary heterobifunctional spacer comprising a hydrocarbon, efficiently binds oligonucleotides to soft metal surfaces on the chip. The invention relates to the immobilization of ligands onto solid surfaces and their use in hybridization, purification, immunoassays, biosensors and other biochemical applications. Our patent protection expires on May 15, 2020.

2.
US 6,852,493 - Enhanced Hybridization: “Magnetic field enhanced hybridization of target molecules to immobilize probes.” This patent claim states that labeling nucleic acid target molecules with paramagnetic labels and activating a magnetic field under probe molecules on the chip, can accomplish rapid hybridization of complementary nucleic acid molecules. Our patent protection expires on May 15, 2020.

3.
US 7,270,954 - Peptide Nucleic Acids (PNAs): “Hybridization of target DNA with immobilized nucleic acid analogs.” This patent claim states that PNAs replace oligonucleotides and cDNA as probes in the detection of specific DNA and RNA sequences. Utilizing the company’s proprietary binding system and hybridization technology, PNA probes capture more efficiently specific DNA and RNA sequences than do oligonucleotide and cDNA probes. Our patent protection expires on June 30, 2020.

4.
US 7,062,076 - BioWindows System: “Artificial intelligence system for genetic analysis.” This patent claim states that BioWindows provides a complete artificial intelligence system, utilizing proprietary algorithms, for acquisition and analysis of nucleic-acid array- hybridization information. This system reads data from nano-biochips, analyzes test results based on maintained parameters, evaluates patient risk for various aliments, and displays patient treatment alternatives. This system may utilize the Internet, via a secured encrypted web interface, for both transmission of nano-biochip hybridization data and the interpretation of this data. Our patent protection expires on August 28, 2020.

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products that may be developed by us. The nature and the extent to which such regulations may apply will vary depending on the nature of the products. Virtually all of our potential products will require regulatory approval by governmental agencies prior to commercialization. Once we have completed our required development and testing, it is our intention to submit and obtain FDA approval for all of our diagnostic products.

Although clinical laboratory services are not typically subject to FDA regulation, the FDA does regulate the sale or distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. In addition, reagents and equipment used by clinical laboratories may be subject to FDA regulation. Clinical laboratory tests that are developed and validated by a laboratory for use in examinations performed by the lab itself are called “home brew” tests. Most home brew tests are currently not subject to premarket review by FDA although analyte-specific reagents or software provided to us by third parties and used by us to perform home brew tests may be subject to review by FDA prior to marketing. Devices subject to FDA regulation must undergo premarket review prior to commercialization unless the device is of a type exempted from such review.

All medical devices are categorized by the FDA into three different classes. The class in which a device is assigned determines the level of review required by the FDA to obtain approval for the marketing of the device to the public. Class I medical devices are subject to the least regulatory control and present minimal potential harm to the user. Class II medical devices include devices for which general controls alone are insufficient to assure safety and effectiveness, and additional existing methods are available to provide such assurances. Therefore, Class II devices are subject to special controls in addition to the general controls of Class I devices. Special controls may include special labeling requirements, mandatory performance standards, and postmarket surveillance. Devices in Class II are held to a higher level of assurance than Class I devices that they will perform as indicated and will not cause injury or harm to patient or user. Devices in this class are typically non-invasive and include x-ray machines, powered wheelchairs, infusion pumps, surgical drapes, surgical needles and suture material, and acupuncture needles. Class III devices are devices for which there is insufficient information to determine the safety and effectiveness of the device. Examples of Class III devices include heart valves, breast implants, implantable pacemakers and generally all medical devices which are implanted in the body. Class III devices are held to a higher level of assurance than Class II devices and require obtaining premarket approval, or PMA, from the FDA.

Although biochips similar to the one we intend to market have previously been considered Class II devices and therefore are only subject to premarket notification, since our products are   designed to enable a treating physician to prescribe a personalized treatment regimen there is a possibility that the FDA may consider our products a Class III device for this intended use requiring PMA. We intend to meet with the FDA to determine whether they will categorize our product for its current intended use as a Class II or Class III device. If the FDA determines that the intended use of our products would categorize our product as a Class II device we will submit a premarket notification to the FDA. However, in the event that the FDA determines that the intended use of our product would categorize it as a Class III device requiring premarket approval, we intend to modify the intended use to initially market our product as a test for predicting breast cancer recurrence and still file a premarket notification. Then simultaneously with, or subsequent to, the filing of a premarket notification we will also file a PMA for use of our product by a treating physician to prescribe a personalized treatment regimen.

Premarketing notification is accomplished by submitting a 510(k) to the FDA. A 510(k) notification provides data to show that the new device is substantially equivalent to other devices that were introduced into the marketplace prior to May 1976, or pre-amendment devices. In order to complete a 510(k) notification for the FDA we will need to collect safety and effectiveness data to support 510(k) notification. This data is normally obtained through an evaluation in a clinical study process.

Premarket approval, or PMA, is the most stringent type of device marketing application required by the FDA and is based on a determination by the FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use. A PMA application is therefore a scientific, regulatory document to the FDA to demonstrate the safety and effectiveness of the Class III device. If a PMA application lacks valid clinical information and scientific analysis it will delay the FDA’s review and approval. Once a final application is prepared, FDA regulations provide that it has 180 days from the submission of the application to review a PMA and make a determination, but the review time can be longer. In addition, before approving or denying a PMA an appropriate FDA advisory committee may review the PMA at a public meeting and provide the FDA with its recommendations. After an applicant is notified of its approval or denial by the FDA a notice is published on the Internet, which provides interested parties with an opportunity to petition the FDA for reconsideration within 30 days of the decisions.

When FDA approval of a clinical diagnostic device requires human clinical trials, and if the device presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required. We do not believe that we are required to obtain an IDE exemption since our products are not implanted in the body they would not be considered “significant risk devices.” We have obtained Institutional Review Board approval for our products from two hospitals, Good Samaritan Hospital and Los Gatos Community Hospital, in order to obtain samples to test our product.

After we have completed the 510(k) process, but before we begin manufacturing and distributing our products, we will be required to register with the FDA, in a process known as establishment registration. This registration provides the FDA with the location of the facility manufacturing the medical device, but this registration does not establish approval of the device by the FDA. In addition, most medical device establishments registered with the FDA must also identify the device that they have in commercial distribution. This process is known as medical device listing and is a means for the FDA to keep apprised of the devices which are being manufactured and sold.

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. In addition to potential product specific post-approval requirements, all devices are subject to:

•	the Quality System Regulation, which requires manufacturers to follow comprehensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process,

•	labeling regulations,

•
the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

We believe that the initial FDA approval of our premarketing notification could be obtained in approximately three months, once we have submitted our 510(k) to the FDA for review ; however, obtaining approval can take significantly longer if the FDA requests additional information with respect to the filing submitted . Failure to comply with the applicable United States medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, suspension of export certificates and criminal prosecution.

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote biologics, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has broad enforcement authority, and failure to abide by applicable FDA regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

We and our contract medical product manufacturers are subject to periodic inspection by the FDA and other authorities where applicable, and are required to comply with the applicable FDA current Good Manufacturing Practice regulations. Good Manufacturing Practice regulations include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation, and provide for manufacturing facilities to be inspected by the FDA.

In addition, we will be subject to FDA regulations with respect to the import and export of any of our products. To the extent we may decide to utilize a foreign manufacturer, all foreign manufacturers must meet applicable United States medical device regulations in order to import devices. These requirements include registration of establishment, listing of devices, manufacturing in accordance with the quality system regulation and medical device reporting of adverse events. In addition, the foreign manufacturers must designate a United States agent . As with domestic manufacturers, foreign manufacturing sites are subject to FDA inspection. With respect to the exportation of our products, any medical device that is legally in the United States may be exported anywhere in the world without prior FDA notification or approval and the export restrictions only apply to unapproved devices, which have not been registered with the FDA. In addition, the United States exporter is required to comply with the laws of the importing country.

Furthermore, outside the United States, our ability to market our products is contingent upon obtaining International Standards Organization (ISO) certification, and in some cases receiving specific marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. While we currently do not have any product registrations filed, in the future we intend to file an EU product registration, which would cover all member states. Foreign registration is an ongoing process as we register additional products and/or product modifications.

In addition, customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any healthcare facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance, and inspections.

We are also subject to various state and local laws and regulations in the United States relating to laboratory practices and the protection of the environment. In each of these areas, as above, regulatory agencies have broad regulatory and enforcement powers, including the ability to levy fines and civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us. In addition, in the course of our business, we handle, store and dispose of chemicals. The environmental laws and regulations applicable to our operations include provisions that regulate the discharge of materials in the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of, or conditions caused by, others. We have not been required to expend material amounts in connection with our efforts to comply with environmental requirements. Because the requirements imposed by these laws and regulations frequently change, we are unable to predict the cost of compliance with these requirements in the future, or the effect of these laws on our capital expenditures, results of operations or competitive positions.

Employees

As of March 27, 2008 we have 5 full time and 10 part time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

RISK FACTORS

Risks Related to Our Financial Results

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred operating losses of $5,072,320 as of December 31, 2007. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

We Will Need To Raise Additional Capital To Commercialize Our Nano-BioChip Technology, and Our Failure To Obtain Funding When Needed May Force Us To Delay, Reduce or Eliminate Our Product Development Programs.

We expect that our existing capital resources will not be sufficient to fund our operations, at the accelerated growth rate, for the next 12 months. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. The development of our business will require substantial additional capital in the future to conduct research and development and commercialize our nano-biochip technology. We have historically relied upon private sales of our equity to fund our operations. We currently have no credit facility or committed sources of capital. If our capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our nano-biochip technology. When we seek additional capital, we may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Effected.

Our management team has little experience in managing a public company. Accordingly, our internal controls over financial reporting, while they appear to be sufficient for our needs, may have weaknesses and conditions that will need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management's assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Risks Related To Our Business

The Commercial Success Of Our Products Will Depend On The Degree Of Market Acceptance Of These Products Among Physicians, Patients, Health Care Payors And The Medical Community.

The use of the nano-biochip gene expression kit has never been commercialized. Even if approved for sale by the appropriate regulatory authorities, physicians may not order diagnostic tests based on our nano-biochip gene technology, in which event we may be unable to generate significant revenue or become profitable. In addition, physicians and patients may not utilize the nano-biochip gene expression kit unless third-party payors, such as managed care organizations, Medicare and Medicaid, pay a substantial portion of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational,

•	medically necessary,

•	appropriate for specific patient,

•	cost-effective, and

•	supported by peer-reviewed publications.

Since each payor makes its own decision as to whether to establish a policy to reimburse for a test, seeking these approvals is a time-consuming and costly process. We cannot be certain that coverage for the nano-biochip gene expression kit will be provided by any third-party payors.

Our Financial Results Will Initially Depend On Sales Of One Product, The Nano-BioChip Gene Expression Kit And We Will Need To Generate Sufficient Revenues From This Product To Run Our Business.

For the near future, we expect to derive substantially all of our revenues from sales of one product, the nano-biochip gene expression kit. We are in the early stages of research and development for other products that we may offer as well as for enhancements to the current product. If we are unable to generate sales of the nano-biochip gene expression kit or to successfully develop and commercialize other products or product enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

At Present, Our Success Depends Solely On the Successful Commercialization of Our Nano-Biochip Technology for Our Proposed Use As A Cancer Diagnostic Analysis Tool.

The successful commercialization of our nano-biochip based diagnostic kits is crucial for our success. Our proposed products and their potential applications are in an early stage of clinical and manufacturing/process development and face a variety of risks and uncertainties. Principally, these risks include the following:

•	future clinical trial results may show that the nano-biochip diagnostic kits is not an effective means of diagnosing the appropriate treatment for patients with cancer;

•	future clinical trial results may be inconsistent with our previous preliminary testing results and data from our earlier studies may be inconsistent with clinical data;

•
even if we have determined that our nano-biochip diagnostic kits are safe and effective for their intended purposes we cannot predict with any certainty the amount of time necessary to obtain FDA approvals and whether any such approvals will ultimately be granted;

•
even if our nano-biochip diagnostic kits are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities or at reasonable prices;

•
our ability to complete the development and commercialization of nano-biochip diagnostic kits for our intended use is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, the nano-biochip diagnostic kits on a worldwide basis;

•
even if nano-biochip diagnostic kits products are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance of the products; and

•
our competitors may develop analytical methods which are superior or less costly than our own with the result that our products, even if they are successfully developed, manufactured and approved, may not generate significant revenues

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our nano-biochip diagnostic kits products for some other reason, it would likely seriously harm our business.

If We Fail to Comply With FDA Requirements, Or Fail to Obtain Regulatory Approval, We May be Limited or Prohibited In Our Ability to Commercialize Our Products and May Be Subject to Stringent Penalties.

It is our intent to obtain FDA pre-market clearance through the filing of a 501(k) for our products. Under the 510(k) pre-market clearance process the FDA generally has 90 days to review and make a decision on approving our 510(k); however, obtaining approval can take significantly longer if the FDA requests additional information with respect to the filing submitted . We cannot predict with any certainty the amount of time necessary to obtain such FDA approvals and whether any such approvals will ultimately be granted. Delays in obtaining FDA approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition, and results of operations.

In addition to the 510(k) pre-market clearance, we may be required to obtain pre-market approval (PMA) from the FDA. Although biochips similar to the one we intend to market have previously been exempt from obtaining pre-market approval from the FDA, since our products are designed to enable a treating physician to prescribe a personalized treatment regimen there is a possibility that the FDA may require our products to obtain pre-market approval. We will not know if pre-market approval will be required by the FDA until we make the appropriate filings . If the FDA does not view our products as exempt from pre-market approval, the use of our products could be delayed, halted or prevented , which would impair the commercialization of our products and could materially harm our business.

Moreover, in obtaining FDA marketing clearance and/or   pre-market approval we would also be subject to a number of FDA requirements, including restrictions regarding performance claims as well as the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action against us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas would have a significant impact on our operations.

We believe that the biochip we intend to market does not require pre-market approval (PMA) from the FDA. Although we do not believe that our products would require pre-market approval, we cannot assure you that the FDA will view our products, as exempt from pre-market approval requirements. If the FDA does not view our products as exempt from pre-market approval, the use of our products could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties, any of which would impair the commercialization of our products and materially harm our business.

Moreover, if the FDA were to determine that any of our technologies or other materials that we provide and are used in connection with our products require pre-market approval or clearance, we would be subject to a number of FDA requirements, including restrictions regarding performance claims as well as the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action against us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas, including, for example, requiring pre-market approval or clearance for our products, would have a significant impact on our operations.

If We Are Unable To Develop Products To Keep Pace With Rapid Medical And Scientific Change, Our Operating Results And Competitive Position Would Be Harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For advanced cancer, new chemotherapeutic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us continuously to develop new products and enhance existing products to keep pace with evolving standards of care. Our test could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, then sales of our tests could decline, which would harm our revenues.

Our Competitive Position Depends On Maintaining Intellectual Property Protection.

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patents and patent applications to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

We currently have three patents and one pending patent application. Our pending patent applications may not result in issued patents, and we cannot assure you that any patents that have been issued, or might ultimately be issued, by the U.S. Patent and Trademark Office will protect our technology. Any patents that have been, or may be, issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

If We Are Unable To Compete Successfully, We May Be Unable To Generate Revenues Or Achieve Profitability.

Some of our competition comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. We also face competition from companies, such as Genomic Health, that offers a sixteen-gene signature “home-brew test” which is not FDA approved and Agendia B.V. that offers a 70-gene test for predicting breast cancer recurrence. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Healthcare LLC, Celera Genomics, a business segment of Applera Corporation, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, other small companies and academic and research institutions. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours.

Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test, which could force us to lower the list price of our test and impact our operating margins and our ability to achieve profitability. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.

Our Research And Development Efforts Will Be Hindered If We Are Not Able To Contract With Third Parties For Access To Archival Tissue Samples.

Our clinical development relies on our ability to secure access to tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Others have demonstrated their ability to study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to archival tumor tissue samples with hospitals or potential collaborators, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

Changes In Healthcare Policy Could Subject Us To Additional Regulatory Requirements That May Interrupt Commercialization Of The Nano-BioChip Gene Expression Kit And Increase Our Costs.

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for our nano-biochip gene expression kit based on existing healthcare policies. Changes in healthcare policy, such as the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of tests or services received, could substantially interrupt the sales of our nano-biochip gene expression kit , increase costs and divert management’s attention. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

If We Cannot Enter Into Clinical Collaborations, Our Product Development Could Be Delayed.

In the past, we have entered into collaborations with medical researchers which were focused on the selection of genes for our breast cancer chip and on validation of our key technologies. In the future, we expect that we will need to rely on clinical collaborators to perform a substantial portion of our clinical trial functions. If any of our potential collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the research, development or commercialization of the products contemplated by the collaboration could be delayed or terminated. If we are unable to enter into collaboration agreements with intended collaborators on acceptable terms, we would be required to seek alternative collaborations. We may not be able to negotiate collaborations on acceptable terms, if at all, and these collaborations may not be successful. Our success in the future depends in part on our ability to enter into agreements with leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for a test such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.

From time to time we expect to engage in discussions with potential clinical collaborators which may or may not lead to collaborations. However, we cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies which may result will be enrolled or completed in a reasonable time frame or with successful outcomes. Once news of discussions regarding possible collaborations are known in the medical community, regardless of whether the news is accurate, failure to announce a collaborative agreement or the entity’s announcement of a collaboration with an entity other than us may result in adverse speculation about us, our product or our technology, resulting in harm to our reputation and our business.

We Are Dependent Upon Key Personnel And Consultants   And The Loss Of Any Key Member Of This Team Could Have A Material Adverse Effect On Our Business.

Our success is heavily dependent on the continued active participation of our current executive officers listed under the “Management” section of this prospectus. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the life sciences industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. Our inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

We Are Controlled By Current Officers, Directors And Principal Stockholders.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 75% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Provisions In Our Charter Documents Could Discourage A Takeover That Stockholders May Consider Favorable.

Provisions of our Articles of Incorporation could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, stockholder meetings may be called only by our board of directors, the chairman of the board and the president and advance notice is required prior to stockholder proposals. Furthermore, we have authorized preferred stock that is undesignated, making it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

Risks Related To Our Common Stock

There Is Currently No Public Market For Our Common Stock. Failure To Develop Or Maintain A Trading Market Could Negatively Affect The Value Of Our Shares And Make It Difficult Or Impossible For You To Sell Your Shares.

Historically, there has been no public market for our common stock and a public market for our common stock may not develop. While we are attempting to have our common stock quoted on the OTCBB, since the OTCBB is a dealer system we will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Even if our common stock is quoted on the OTCBB, the OTCBB provides a limited trading market. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our Common Stock Will Be Subject To The "Penny Stock" Rules Of The SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently have three facilities in California. Our headquarters is in Santa Clara, our laboratory is in San Leandro, and our informatics office is in Eureka.

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on October 1, 2007 and expires on September 30, 2008. We currently pay rent and related costs of approximately $400.00 per month.

We also lease our laboratory, which is located at 1933 Davis Street , Suite 280, San Leandro, California 95054 . The lease has a term of 12 months, which began on January 1, 2007 and expires on December 31, 2007. We currently pay rent and related costs of approximately $1,500.00 per month.

We also lease our informatics office, which is located inside the Women’s Health Center at 2773 Harris Street, Eureka, CA 95503. We currently pay rent and related costs of approximately $400.00 per month.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

There is currently no public trading market for our common stock.

As of March 27, 2008, we had 10,770,987 shares of common stock issued and outstanding and approximately 77 stockholders of record of our common stock.

Dividend Policy

Our payment of dividends, if any, in the future rests within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. However, if we enter into an agreement for debt financing in the future we may be restricted from declaring dividends.

Equity Compensation Plan Information

  The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,289,400	$0.77.	240,188

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,289,400	$0.77.	240,188

RECENT SALES OF UNREGISTERED SECURITIES

During the Fiscal year ended December 31, 2007, we issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

On December 13, 2007 we entered into Common Stock Purchase Agreements with an accredited investors for the sale of 22,222 shares of our common stock, for an aggregate purchase price of $50,000.

On April 11, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 12,500 shares of our common stock, for an aggregate purchase price of $25,000.

On March 23, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 37,500 shares of our common stock, for an aggregate purchase price of $75,000.

On March 22, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 30,000 shares of our common stock, for an aggregate purchase price of $60,000.

On March 20, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 30,000 shares of our common stock, for an aggregate purchase price of $60,000.

On March 15, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 12,500 shares of our common stock, for an aggregate purchase price of $25,000.

On March 1, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 12,500 shares of our common stock, for an aggregate purchase price of $25,000.

On February 23, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 12,500 shares of our common stock, for an aggregate purchase price of $25,000.

On February 20, 2007 we entered into a Common Stock Purchase Agreement with accredited investors for the sale of 12,500 shares of our common stock, for an aggregate purchase price of $25,000.

On February 16, 2007 we entered into a Common Stock Purchase Agreement with accredited investors for the sale of 12,500 shares of our common stock, for an aggregate purchase price of $25,000.

On February 15, 2007 we entered into two Common Stock Purchase Agreements with accredited investors for the sale of 25,000 shares of our common stock, for an aggregate purchase price of $50,000.

On February 14, 2007 we entered into two Common Stock Purchase Agreements with accredited investors for the sale of 25,000 shares of our common stock, for an aggregate purchase price of $50,000.

On February 9, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 12,500 shares of our common stock, for an aggregate purchase price of $25,000.

On February 8, 2007 we entered into two Common Stock Purchase Agreements with accredited investors for the sale of 50,000 shares of our common stock, for an aggregate purchase price of $100,000.

On February 7, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 12,500 shares of our common stock, for an aggregate purchase price of $25,000.

On January 24, 2007 we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 13,000 shares of our common stock and warrants to purchase and additional 13,900 shares of common stock, for an aggregate purchase price of $26,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

Since inception on February 16, 1999 through December 31, 2007, we have sustained cumulative net losses of $5,072,320. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. We have four issued patents, and we are currently beta-testing one of our BioWindows medical informatics system.. From inception through December 31, 2007, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have no debt and have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our first nano-biochip product in about a year after we become public. There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

Management plans to continue financing operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research or development programs, or cease operations.

History

We were incorporated in the State of California on February 16, 1999 and planned to sell theranostic (choosing therapy based upon personalized diagnostic results) products and services in the medical field. In an effort to develop that business, we set up operations in three locations in California - Headquarters in Santa Clara, Laboratory in San Leandro, and Informatics Office in Eureka.

Beginning on March 11, 1999, Simon Chin, MBA, our founder, President and CEO, Secretary and principal shareholder, entered into Common Stock Purchase Agreements with various companies, investment groups and private individuals. On March 1, 2003, Daniel Farnum, M.D., an owner of Humboldt Orthopedics and a key shareholder, and Grace Osborne, MBA, President of GCO Recruiting, joined Mr. Chin on our board of directors. On April 9, 2003, the board approved a 2 for 1 stock split, changed the authorized shares of common stock from 10 million to 20 million, and the authorized preferred stock remained at 5 million shares.

As of December 31, 2007 we had sold/issued 10,655,377 shares of common stock and 131,400 five year warrants to 63 accredited investors. We received $2,279,316 on the sale of common stock and $37,500 on exercise of options. We issued 7,200,000 of common stock on transfer of technology worth $1,800,000 and issued 239,000 common stock for services worth $91,250.

Plan of Operation

We are a life science company focused on the development and commercialization of a nano-biochip gene expression kit and an artificial intelligence system to assist in establishing the foundation for personalized medicine, which will initially be utilized in the treatment of breast cancer. We are designing our products to be approved by the FDA, which can then be used in any certified laboratory. Starting at the point of a breast biopsy diagnosis of cancer, the nano-biochip and informatics program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each patient's particular type of cancer. Our product platform is expected to lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes and other gene-related metabolic problems.

Product Research and Development

We anticipate spending, in order to accelerate our growth, which is contingent upon raising additional funds, approximately $1,500,000 for product research and development activities related to our anticipated product launch during the next twelve months.

 Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, unless we raise additional funds to accelerate our growth to fulfill the unmet needs of a large, growing market.

Number of Employees

From our inception through the period ended December 31, 2007, we have principally relied on the services of outside consultants and part-time employees for services. We currently have five full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Results of Operations

We are in the development stage and to date have not generated revenues. The risks specifically discussed are not the only factors that could affect future performance and results. In addition to the discussion in this prospectus concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

As a result of limited capital resources and no revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123 R, "Share-Based Compensation." In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2008 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2007, we have not generated any revenues and have incurred cumulative losses of $5,072,320. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses for year ended 2007 decreased from $1,001,207 in 2006 to $215,892 in 2007, or $785,315. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $31,140 for 2007 and $948,548 for 2006, a year-to-year decrease of $917,408. The remaining SG&A expenses which required cash amounted to approximately $184,752 and $52,659 for 2007 and 2006, respectively. The Company used stock in lieu of cash to conserve its cash resources. The decrease in SG & A was achieved by using continued vesting of stock options as primary compensation.

Research and development costs increased from $133,364 in 2006 to $182,507 in 2007, or $49,143. The increase in research and development costs is a result of additional costs incurred as we develop our product for market.

As a result of the above-mentioned expenses, net losses decreased from $1,138,640 in 2006 to $405,362 in 2007, or $733,278.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $141,588 as compared to a deficit of $117,782 as of December 31, 2006. Our cash position was $179,617 as of December 31, 2007 compared to $13,667 as of December 31, 2006. From inception to December 31, 2007 we have incurred an operating cash flow deficit of $1,941,811, which has been principally financed through the private placement of our common stock of $2,279,317 and the exercise of stock options of $37,500. As of December 31, 2007, we have no long term debt.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

From April 30, 2006 through December 31, 2007, we completed the following financing transactions and raised $868,600 by issuing 431,522 shares of common stock at $2.00 or $2.25 per share:

a)
On May 31, 2006, we issued 50,000 shares of common stock and 12,500 units of warrants to investors and received net proceeds of $100,000. The warrants expire on May 31, 2011 and have an exercise price of $2.00 per share;

b)
On September 26, 2006, we issued 10,000 shares of common stock and 5,000 units of warrants to an investor and received net proceeds of $20,000. The warrants expire on September 26, 2011 and have an exercise price of $2.00 per share;

c)	On October 16, 2006, we issued 24,000 shares of common stock to an investor and received net proceeds of $48,000;

d)	On December 15, 2006, we issued 14,800 shares of common stock and received net proceeds of $29,600;

e)
On January 24, 2007, we issued 13,000 shares of common stock and 13,900 units of warrants to an investor and received net proceeds of $26,000. The warrants expire on January 24, 2012 and have an exercise price of $2.00 per share;

f)	On February 7, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;

g)	On February 8, 2007, we issued 50,000 shares of common stock to investors and received net proceeds of $100,000;

h)	On February 9, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;

i)	On February 14, 2007, we issued 25,000 shares of common stock to investors and received net proceeds of $50,000;

j)	On February 15, 2007, we issued 25,000 shares of common stock to investors and received net proceeds of $50,000;

k)	On February 16, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;

l)	On February 20, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;

m)	On February 23, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;

n)	On March 1, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;

o)	On March 15, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;

p)	On March 20, 2007, we issued 30,000 shares of common stock to an investor and received net proceeds of $60,000;

q)	On March 22, 2007, we issued 30,000 shares of common stock to an investor and received net proceeds of $60,000;
r)	On March 23, 2007, we issued 37,500 shares of common stock to an investor and received net proceeds of $75,000;

s)	On April 11, 2007, we entered into an agreement to issue 12,500 shares of common stock to an investor for net proceeds of $25,000; and

t)	On December 13, 2007, we entered into agreements to issue 22,222 shares of common stock to investors for net proceeds of $50,000.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of pre-clinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing and prosecuting patent claims and other intellectual property rights, completing technological and market developments, current and future licensing relationships, the status of our competitors, and our ability to establish collaborative arrangements with other organizations.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 27, 2008, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on March 27, 2008, we can sustain the present burn rate for one year. We will need additional equity or debt financing to accelerate the growth of our operations through 2008 and we may need additional financing thereafter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following accounting policies are critical in fully understanding and evaluating our reported financial results:

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Statement of Financial Accounting Standards No. 123R “Share-Based Compensation” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

ITEM 7. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of March 27, 2008. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon Chin	48	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Ronald Mark Gemberling, M.D,	60	Chief Medical Officer
Scott M. Wheelwright, Ph.D.	53	Vice President, Operations
Ralph M. Sinibaldi, Ph.D.	60	Vice President, Product Development
Grace Osborne	40	Vice President, Business Development & Human Resources and Director
Daniel Farnum, M.D.	63	Director

Executive Biographies

Simon Chin, President, Chief Executive Officer, Chief Financial Officer and Director - Mr. Chin, the Founder, has served as our President, Chief Executive Office and Chairman of the Board since February 1999 and as our Chief Financial Officer since March 2007. Prior to our founding, Mr. Chin was the Chief Executive Officer and Founder of DNA Laboratories where he developed key DNA chip technologies, and he also held management positions at leading companies such as Du Pont. Mr. Chin obtained an MBA from Santa Clara University in 1993 and a B.S. in chemical engineering from the University of California, Berkeley in 1982.

Ronald Mark Gemberling, Chief Medical Officer - Dr. Gemberling has been our Chief Medical Officer since April 2004. In addition, Dr. Gemberling has had a medical practice in California for over thirty years. Dr. Gemberling obtained a B.A. in bacteriology at the University of California, Los Angeles in 1969 and completed his medical studies there in 1973. Dr. Gemberling received his general surgery training at the UCLA-VA Affiliated Hospitals where he finished as Chief Resident in 1978. Dr. Gemberling then spent a year as a clinical research Burn Fellow at the LA County-USC Medical Center Burn Unit before entering his training in plastic and reconstructive surgery at the University of Michigan and Chief Residency at the University of Louisville.

Scott M. Wheelwright, Vice President, Operations - Dr. Wheelwright has been our Vice President of Operation since January 2004. From 2002 to 2004, he was the VP of BioProcessing at Genitope Corporation, a public company specializing in cancer immunotherapy. He previously held various management positions at companies such as Chiron and Abbott Laboratories. In August 2004, he founded Strategic Manufacturing Worldwide to offer his consulting services globally. Dr. Wheelwright obtained a Ph.D. in chemical engineering from the University of California at Berkeley in 1982 and a B.S. in chemical engineering from the University of Utah in 1978.

Ralph M. Sinibaldi, Vice President, Product Development - Dr. Sinibaldi has been our Vice President of Product Development since July 2003. He was previously the Vice President, Product Development, at Genospectra, a microarray and reagent company. He was also a founding Vice President of AgraQuest ; Vice President, Scientific Affairs, at Operon Technologies, Inc., the leading DNA manufacturing company, which was acquired by Qiagen, where he was responsible for the Microarray Business Unit and the science involved. Dr. Sinibaldi obtained a Ph.D. in experimental biology from the University of Illinois in 1978 and a M.S. (1974) and B.S. in biological sciences in 1970.

Grace Osborne, Vice President, Business Development & Human Resources and Director - Ms. Osborne has been our Vice President of Business Development & Human Resources since January 2005 and a member of our Board of Directors since March 2003. From December 1998 to May 2005, Ms. Osborne was the Founder and President of GCO Recruiters, which served fortune 100 companies and other technology companies. Ms. Osborne obtained a B.A. in human development from the University of California, Davis in 1989 and a M.B.A. from the California State University at Hayward in 1993.

Daniel Farnum, Director - Dr. Farnum has been a director since March 2003. Dr. Farnum has been a co-owner in the Humboldt Orthopedics Medical Group, Inc., a private medical practice, since 1995. Dr. Farnum obtained a B.S. in Medical Sciences from the University of California, San Francisco, in 1972 and completed his medical studies there in 1975. Dr. Farnum did his surgical internship, general surgery residency, and residency in orthopedic surgery at the Harbor UCLA Medical Center. He was certified by the American Board of Orthopaedics Surgery in 1983.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no cash compensation for their service on the Board of Directors, but do receive a small amount of stock options.

Audit Committee

We do not have a separately designated standing audit committee.

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. Our Code of Business Conduct and Ethics has been filed as Exhibit 14 to this Report and is available on our web site at www.irisbiotech.com.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compe nsation ($)	Total ($)
Simon Chin,	2007	0	0	0	0	0	0	0	0
President, CEO	2006	0	0	0	0	0	0	0	0
& CFO
	2005	0	0	0	0	0	0	0	0

Employment Agreements with Executive Officers

We have not entered into employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2007. No options were granted in 2007.

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Underexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #
Simon Chin	400,000	0	0	0.25	2/28/09	0
Ron Gemberling	39,167	0	833	1.00	4/2/14	833
Ron Gemberling	40,729	0	44,271	1.00	3/26/16	44,271
Grace Osborne	78,729	0	44,271	1.00	3/26/16	44,271
Ralph Sinibaldi	65,729	0	44,271	1.00	3/26/16	44,271
Scott Wheelwright	50,729	0	44,271	1.00	3/26/16	44,271

Director Compensation

The directors of the Company did not receive any compensation during the fiscal year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 27, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin (3)	7,600,000	68.41%
Ronald Mark Gemberling (4)	79,896	*
Scott M. Wheelwright (5)	70,729	*
Ralph M. Sinibaldi (6)	65,729	*
Grace Osborne (7)	119,406	1.10%
Daniel Farnum (8)	794,732	7.37%
All Executive Officers and Directors as a Group (6 persons)	8,730,493	75.96%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054 .

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)	Includes options to purchase 400,000 shares of common stock, which are currently vested.

(4)	Includes options to purchase 68,750 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 56,250 shares of common stock.

(5)	Includes options to purchase 45 ,417 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 49,583 shares of common stock.

(6)	Includes options to purchase 60,417 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 49,583 shares of common stock.

(7)	Includes options to purchase 112,375 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 65,625 shares of common stock.

(8)
Includes 200,000 shares co-owned with his spouse and includes options to purchase 38,958 shares of common stock, which are currently vested, and warrants to purchase 26,400 shares of common stock, but does not include options to purchase an aggregate of 16,042 shares of common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On an ongoing basis Simon Chin, our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, has been providing us with interim financing, which we repay when funds are available. During the year ended December 31, 2005, Mr. Chin advanced an aggregate of $130,000 in 12 separate fundings and we had repaid Mr. Chin and aggregate of $7,000. During the year ended December 31, 2006, Mr. Chin advance an aggregate of $14,900 in 8 separate fundings and we had repaid Mr. Chin and aggregate of $54,000. During the year ended December 31, 2007, Mr. Chin has not provided us with any funding, but we have been able to repay Mr. Chin an aggregate of $92,000. We do not pay any interest on the money loaned to us by Mr. Chin.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Board Determination of Independence

Our board of directors has determined that Daniel Farnum is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”), but that neither Simon Chin nor Grace Osborne can be deemed “independent” in light of their employment as our executive officers.

ITEM 13. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).

3.2	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).

3.3	Registrant’s Amended and Restated By-Laws (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on June 20, 2007).

10.1	1999 Stock Option Plan (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).

14	Code of Ethics

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $39,500 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $750 and $488, respectively. These fees related to the preparation of federal income and state franchise tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

March 28, 2008	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief Financial Officer and Director (Principal	March 28, 2008
Simon Chin	Executive Officer, Principal Accounting Officer and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	March 28, 2008
Grace Osborne	Director

/s/ Daniel Farnum	Director	March 28, 2008
Daniel Farnum, M.D.

IRIS BIOTECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Losses for the years ended December 31, 2007 and 2006
and the period February 16, 1999 (date of inception) to December 31, 2007	F-4

Statement of Deficiency in Stockholders' Equity for the period
February 16, 1999 (date of inception) to December 31, 2007	F-5-F-9

Statements of Cash Flows for the years ended December 31, 2007 and
2006 and the period February 16, 1999 (date of inception) to December 31, 2007	F-10

Notes to Financial Statements	F-11-F-20

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Iris BioTechnologies Inc.
Santa Clara, California

    We have audited the accompanying balance sheets of Iris BioTechnologies Inc. as of December 31, 2007 and 2006, and the related statements of losses, deficiency in stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2007 and the period February 16, 1999 (date of inception) through December 31, 2007 for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iris BioTechnologies Inc. (a development stage company) at December 31, 2007 and 2006 and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2007 and the period February 16, 1999 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
.
New York, New York
March 27, 2008

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash	$179,617	$13,667
Prepaid expenses (Note B)	-	13,393
Total current assets	179,617	27,060

Property, plant and equipment, net of accumulated depreciation of $151,186 and $144,223 as of December 31, 2007 and 2006, respectively (Note C)	55,442	9,625

Total assets	$235,059	$36,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note D)	$38,029	$52,842
Due to related party (Note E)	-	92,000
Total current liabilities	38,029	144,842

Commitments and contingencies (Note J)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and 2006 (Note F)	-	-
Common stock, no par or stated value; 20,000,000 shares authorized; 10,655,377 and 10,322,655 shares issued and outstanding as of December 31, 2007 and 2006, respectively (Note F)	4,208,066	3,537,066
Additional paid in capital	1,222,347	1,030,144
Deferred compensation	(161,063)	-
Deficit accumulated during development stage	(5,072,320)	(4,675,367)
Total stockholders' equity (deficiency )	197,030	(108,157)

Total liabilities and stockholders' equity (deficiency)	$235,059	$36,685

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF LOSSES

	Year ended December 31,		For the period from February 16, 1999 (date of inception) through December 31,
	2007	2006	2007
Operating expenses:
Selling, general and administrative	$215,892	$1,001,207	$1,918,774
Research and development (Note A)	182,507	133,364	1,165,884
Impairment of intellectual property	-	-	1,838,250
Depreciation	6,963	4,069	151,186
Total operating expenses	405,362	1,138,640	5,074,094

Net loss from operations	(405,362)	(1,138,640)	(5,074,094)

Other income (expense)
Interest income (expense)	9,277	-	9,010

Net loss before provision for income taxes	(396,085)	(1,138,640)	(5,065,084)

Income taxes	868	919	7,236

Net Loss	$(396,953)	$(1,139,559)	$(5,072,320)

Loss per common share-basic and fully diluted	$(0.04)	$(0.11)	$(0.55)

Weighted average number of common shares outstanding-basic and fully diluted	10,583,504	10,255,665	9,286,848

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

							Deficit accumulated
	Preferred shares		Common shares		Additional Paid in	Deferred	during Development
	Stock	Amount	Stock	Amount	Capital	Compensation	stage	Total
Common stock issued in February 1999 in exchange for intellectual property at $0.25 per share	-	$-	7,200,000	$1,800,000	$-	$-	$-	$1,800,000
Common stock issued in March 1999 in exchange for services rendered at $0.25 per share	-	-	120,000	30,000	-	-	-	30,000
Sale of common stock in March 1999 at $0.25 per share	-	-	220,000	55,000	-	-	-	55,000
Fair value of options issued in March 1999 in exchange for services rendered	-	-	-	-	9,240	-	-	9,240
Common stock issued in April 1999 in exchange for services rendered at $0.25 per share	-	-	33,000	8,250	-	-	-	8,250
Sale of common stock in April 1999 at $0.25 per share	-	-	107,000	26,750	-	-	-	26,750
Exercise of options in April 1999 at $0.25 per share	-	-	50,000	12,500	-	-	-	12,500
Sale of common stock in August 1999 at $0.25 per share	-	-	50,000	25,000	-	-	-	25,000
Fair value of options issued in September 1999 in exchange for services rendered	-	-	-	-	16,612	-	-	16,612
Sale of common stock in November 1999 at $0.25 per share	-	-	50,000	12,500	-	-	-	12,500
Exercise of options in November 1999 at $0.50 per share	-	-	50,000	25,000	-	-	-	25,000
Net loss	-	-	-	-	-	-	(2,087,103)	(2,087,103)
Balance at December 31, 1999	-	-	7,880,000	1,995,000	25,852	-	(2,087,103)	(66,251)
Sale of common stock in June 2000 at $0.50 per share	-	-	100,000	50,000	-	-	-	50,000
Sale of common stock in July 2000 at $0.50 per share	-	-	250,000	125,000	-	-	-	125,000
Sale of common stock in August 2000 at $0.50 per share	-	-	164,000	82,000	-	-	-	82,000
Common stock issued in August 2000 at $0.50 per share in exchange for services rendered	-	-	20,000	10,000	-	-	-	10,000
Sale of common stock in September 2000 at $0.50 per share	-	-	250,000	125,000	-	-	-	125,000
Sale of common stock in November 2000 at $0.50 per share	-	-	100,000	50,000	-	-	-	50,000
Net loss	-	-	-	-	-	-	(378,039)	(378,039)
Balance at December 31, 2000	-	$-	8,764,000	$2,437,000	$25,852	-	$(2,465,142)	$(2,290)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

							Deficit accumulated
	Preferred shares		Common shares		Additional Paid in	Deferred	during Development
	Stock	Amount	Stock	Amount	Capital	Compensation	stage	Total
Balance at December 31, 2000	-	-	8,764,000	2,437,000	25,852	-	(2,465,142)	(2,290)
Fair value of options issued in January 2000 in exchange for services rendered	-	-	-	-	57,852	-	-	57,852
Sale of common stock in January 2001 at $0.50 per share	-	-	244,000	122,000	-	-		122,000
Net loss	-	-	-	-	-	-	(266,224)	(266,224)
Balance at December 31, 2001	-	-	9,008,000	2,559,000	83,704	-	(2,731,366)	(88,662)
Common stock issued in January 2002 at $0.50 per share in exchange for services rendered	-	-	20,000	10,000	-	-	-	10,000
Sale of common stock in March 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	25,000
Sale of common stock in April 2002 at $0.50 per share	-	-	200,000	100,000	-	-	-	100,000
Fair value of options issued in May 2002 in exchange for services rendered	-	-	-	-	17,892	-	-	17,892
Sale of common stock in May 2002 at $0.50 per share	-	-	60,000	30,000	-	-	-	30,000
Sale of common stock in July 2002 at $0.50 per share	-	-	80,000	40,000	-	-	-	40,000
Sale of common stock in August 2002 at $0.50 per share	-	-	55,400	27,700	-	-	-	27,700
Sale of common stock in September 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	25,000
Sale of common stock in October 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	25,000
Sale of common stock in November 2002 at $0.50 per share	-	-	144,000	72,000	-	-	-	72,000
Net loss	-	-	-	-	-	-	(184,721)	(184,721)
Balance at December 31, 2002	-	$-	9,717,400	$2,913,700	$101,596	-	$(2,916,087)	$99,209

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

					Additional		Deficit accumulated during
	Preferred shares		Common shares		Paid in	Deferred	Development
	Stock	Amount	Stock	Amount	Capital	Compensation	stage	Total
Balance at December 31, 2002	-	$-	9,717,400	$2,913,700	$101,596	$-	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	-	-	35,378	17,689	-	-	-	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	-	-	20,000	10,000	-	-	-	10,000
Sale of common stock in March 2003 at $0.50 per share	-	-	100,000	50,000	-	-	-	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	-	-	6,000	3,000	-	-	-	3,000
Sale of common stock in July 2003 at $1.00 per share	-	-	63,080	63,080	-	-	-	63,080
Sale of common stock in September 2003 at $1.00 per share	-	-	25,000	25,000	-	-	-	25,000
Sale of common stock in December 2003 at $1.00 per share	-	-	32,597	32,597	-	-	-	32,597
Net loss	-	-	-	-	-	-	(216,804)	(216,804)
Balance at December 31, 2003	-	-	9,999,455	3,115,066	101,596	-	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	-	-	2,000	2,000	-	-	-	2,000
Sale of common stock in September 2004 at $1.00 per share	-	-	20,000	20,000	-	-	-	20,000
Sale of common stock in November 2004 at $1.00 per share	-	-	30,000	30,000	-	-	-	30,000
Sale of common stock in December 2004 at $1.00 per share	-	-	73,500	73,500	-	-	-	73,500
Net loss	-	-	-	-	-	-	(205,640)	(205,640)
Balance at December 31, 2004	-	$-	10,124,955	$3,240,566	$101,596	$-	$(3,338,531)	$3,631

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

							Deficit accumulated
	Preferred shares		Common shares		Additional Paid in	Deferred	during Development
	Stock	Amount	Stock	Amount	Capital	Compensation	stage	Total
Balance at December 31, 2004	-	$-	10,124,955	$3,240,566	$101,596	$-	$(3,338,531)	$3,631
Sale of common stock in December 2005 at $1.00 per share	-	-	28,900	28,900	-	-	-	28,900
Net loss	-	-	-	-	-	-	(197,277)	(197,277)
Balance at December 31, 2005	-	-	10,153,855	3,269,466	101,596	-	(3,535,808)	(164,746)
Sale of common stock in January 2006 at $1.00 per share	-	-	50,000	50,000	-	-	-	50,000
Common stock issued in March 2006 at $1.00 per share in exchange for services rendered	-	-	20,000	20,000	-	-	-	20,000
Fair value of options issued in March 2006 in exchange for services rendered	-	-	-	-	896,532	-	-	896,532
Sale of common stock in May 2006 at $2.00 per share	-	-	50,000	100,000	-	-	-	100,000
Fair value of warrants issued in May 2006 in exchange for services rendered	-	-	-	-	32,016	-	-	32,016
Sale of common stock in September 2006 at $2.00 per share	-	-	10,000	20,000	-	-	-	20,000
Sale of common stock in October 2006 at $2.00 per share	-	-	24,000	48,000	-	-	-	48,000
Sale of common stock in December 2006 at $2.00 per share	-	-	14,800	29,600	-	-	-	29,600
Net loss	-	-	-	-	-	-	(1,139,559)	(1,139,559)
Balance at December 31, 2006	-	$-	10,322,655	$3,537,066	$1,030,144	$-	$(4,675,367)	$(108,157)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

							Deficit
							accumulated
					Additional		during
	Preferred shares		Common shares		Paid in	Deferred	Development
	Stock	Amount	Stock	Amount	Capital	Compensation	stage	Total
Balance at December 31, 2006	-	$-	10,322,655	$3,537,066	$1,030,144	$-	$(4,675,367)	$(108,157)
Fair value of warrants issued in January 2007 in exchange for services rendered	-	-	-	-	25,913	-	-	25,913
Sale of common stock in January 2007 at $2.00 per share	-	-	13,000	26,000	-	-	-	26,000
Sale of common stock in February 2007 at $2.00 per share	-	-	162,500	325,000	-	-	-	325,000
Sale of common stock in March 2007 at $2.00 per share	-	-	122,500	245,000	-	-	-	245,000
Sale of common stock in April 2007 at $2.00 per share	-	-	12,500	25,000	-	-	-	25,000
Fair value of warrants issued in November 2007 in exchange for service fees	-	-	-	-	166,290	(166,290)	-	-
Sale of common stock in December 2007 at $2.25 per share	-	-	22,222	50,000	-	-	-	50,000
Amortization of deferred compensation	-	-	-	-	-	5,227	-	5,227
Net loss	-	-	-	-	-	-	(396,953)	(396,953)
Balance at December 31, 2007	-	$-	10,655,377	$4,208,066	$1,222,347	$(161,063)	$(5,072,320)	$197,030

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31,		For the period from February 16, 1999 (date of inception) through December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(396,953)	$(1,139,559)	$(5,072,320)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	6,963	4,069	151,185
Amortization of deferred compensation	5,227	-	5,227
Common stock issued in exchange for services rendered	-	20,000	91,250
Common stock issued in exchange for intellectual property	-	-	1,800,000
Options and warrants issued in exchange for services rendered	25,913	928,548	1,056,057
(Increase) decrease in:
Prepaid expenses	13,393	661	-
Increase (decrease) in:
Accounts payable and accrued liabilities	(26,052)	(12,299)	26,791
Net cash (used in ) operating activities:	(371,509)	(198,580)	(1,941,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(41,541)	-	(195,389)
Net cash (used in) investing activities:	(41,541)	-	(195,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	671,000	247,600	2,279,317
Exercise of common stock options	-	-	37,500
Net (payments) proceeds, related party	(92,000)	(39,100)	-
Net cash provided by financing activities	579,000	208,500	2,316,817

Increase in cash and cash equivalents	165,950	9,920	179,617
Cash and cash equivalents beginning of period	13,667	3,747	-
Cash and cash equivalents end of period	$179,617	$13,667	$179,617

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$277
Cash paid during the period for taxes	$825	$-	$825
Common stock issued in exchange for services	$-	$20,000	$91,250
Common stock issued in exchange for intellectual property	$-	$-	$1,800,000
Options and warrants issued in exchange for services rendered	$25,913	$928,548	$1,056,057

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Iris Biotechnologies Inc. (the "Company") is incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7") and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, the Company has accumulated losses of $5,072,320.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the years ended December 31, 2007 and 2006 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $182,507, $133,364 and $1,165,884 on research and product development for the years ended December 31, 2007, 2006, and the period from February 16, 1999 (date of inception) to December 31, 2007, respectively.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $396,953 during the year ended December 31, 2007 and $1,139,559 during the year ended December 31, 2006. The Company used $371,509, $198,580 and $1,941,811 in cash for operating activities for the years ended December 31, 2007, 2006, and the period from February 16, 1999 (date of inception) to December 31, 2007, respectively. For the period from inception through December 31, 2007, the Company has accumulated losses of $5,072,320. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2007 and 2006.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Stock Based Compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

For the year ended December 31, 2006, the Company granted 910,000 stock options to employees and consultants with exercise prices of $1.00 per share expiring ten years from date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility of 148.41%; risk free interest rate from 4.65% to 4.70%. The fair value of $896,532 was recorded as a current period charge to earnings.

For the year ended December 31, 2007, the Company granted 100,000 warrants to purchase the Company’s common stock with exercise prices of $2.25 per share vesting over four years and expiring five years from date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility of 95.17%; risk free interest rate from 3.71%. The fair value of $166,290 was recorded as deferred compensation and is amortized ratably over the four years to earnings. For the year ended December 31, 2007, the Company recorded amortization of $5,227.

 Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

From the date of inception through December 31, 2007, the Company has not generated any revenue to date.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “ Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our financial position, results of operations or cash flows.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements"
("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this FSP will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE B - PREPAID EXPENSES

Prepaid expenses comprise of prepaid legal fees in conjunction with patent development and other legal matters. The prepaid balances as of December 31, 2007 and 2006 were $-0- and $13,393, respectively.

NOTE C - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
Computer equipment	$55,190	$29,476
Office equipment	1,728	1,728
Furniture and fixtures	1,806	-
Manufacturing equipment	147,904	122,644
	206,628	153,848
Less: accumulated depreciation	(151,186)	(144,223)
	$55,442	$9,625

During the years ended December 31, 2007 and 2006, depreciation expense charged to operations was $6,963 and $4,069, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accounts payable and accrued expenses	$38,029	$52,842

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in February 1999. No formal repayment terms or arrangements exist. The net amount of outstanding at December 31, 2007 and 2006 were $-0- and $92,000, respectively, net of cash repayments. The Company has not accrued any interest on these notes.

NOTE F - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par or stated value preferred stock. From date of inception through December 31, 2007, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par or stated value common stock. As of December 31, 2007 and 2006; the Company has 10,655,377and 10,322,655 shares of common stock issued and outstanding, respectively.

On April 9, 2003, the Company affected a two-for-one (2 for 1) stock split of it’s and outstanding shares of common stock, no par or stated value. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the split.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE F - STOCKHOLDER EQUITY (continued)

In February 1999, the Company issued 7,200,000 shares of common stock in exchange for intellectual property valued at $1,800,000.

During the year ended December 31, 1999, the Company issued an aggregate of 153,000 shares of common stock to consultants for services in the amount of $38,250. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the year ended December 31, 1999, the Company issued an aggregate of 50,000 shares of common stock in conjunction with the exercise of common stock options at $0.50 per share and 50,000 shares of common stock at $0.25 per share.

During the year ended December 31, 2000, the Company issued an aggregate of 20,000 shares of common stock to consultants for services in the amount of $10,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the year ended December 31, 2002, the Company issued an aggregate of 20,000 shares of common stock to consultants for services in the amount of $10,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered

During the year ended December 31, 2003, the Company issued an aggregate of 26,000 shares of common stock to consultants for services in the amount of $13,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the year ended December 31, 2006, the Company issued an aggregate of 20,000 shares of common stock to consultants for services in the amount of $20,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

NOTE G - WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2007:

	Warrants Outstanding
		Weighted Average		Warrants Exercisable
	Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$2.00	31,400	3.71	$2.00	31,400	$2.00
2.25	100,000	4.87	2.25	3,151	2.25

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	-	$-
Granted	17,500	2.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	17,500	$2.00
Granted	113,900	2.22
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	131,400	$2.19

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE G - WARRANTS AND OPTIONS (continued)

Warrants granted during the year ended December 31, 2006 totaling 17,500 were issued for services rendered. The warrants are exercisable until five years after the date of issuance at a purchase price of $2.00 per share. The fair value (determined as described below) of $32,016 was charged to earnings of 2006.

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2006:

Significant assumptions (weighted-average):

Risk-free interest rate at grant date	5.04%
Expected stock price volatility	148.41%
Expected dividend payout	-
Expected option life-years (a)	5

(a) The expected warrant life is based on contractual expiration dates.

Warrants granted during the year ended December 31, 2007 totaling 13,900 were issued for services rendered. The warrants are exercisable until five years after the date of issuance at a purchase price of $2.00 per share. The fair value (determined as described below) of $25,913 was charged to current period earnings.

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2007:

Significant assumptions (weighted-average):

Risk-free interest rate at grant date	4.81%
Expected stock price volatility	158.46%
Expected dividend payout	-
Expected option life-years (a)	5

(a) The expected warrant life is based on contractual expiration dates.

During the year ended December 31, 2007, the Company granted 100,000 warrants with an exercise price of $2.25 vesting over four years and expiring five years from issuance. The fair value (as described below) of $166,290 was recorded as deferred compensation and is amortized ratably over the four years to earnings. For the year ended December 31, 2007, the Company recorded amortization of $5,227.

The weighted-average fair value of these warrants granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2007:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.71%
Expected stock price volatility	95.17%
Expected dividend payout	-
Expected option life-years (a)	5

(a) The expected option life is based on contractual expiration dates

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants for services rendered and employees under a non qualified stock option plan at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.25	460,000	1.19	$0.25	460,000	$0.25
0.50	696,000	2.47	0.50	696,000	0.50
1.00	1,002,000	7.91	1.00	797,350	1.00
	2,158,000			1,953,475

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE G - WARRANTS AND OPTIONS (continued)

Options

Transactions involving stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	1,248,000	$0.45
Granted	910,000	$1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	2,158,000	$0.68
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007:	2,158,000	$0.68

During the year ended December 31, 2006, the Company granted 910,000 stock options with an exercise price of $1.00 expiring ten years from issuance. The fair value (determined as described below) of $896,532 was charged to current period earnings.

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2006:

Significant assumptions (weighted-average):

Risk-free interest rate at grant date	4.65 to 4.70%
Expected stock price volatility	148.41%
Expected dividend payout	-
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates.

NOTE H - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2007	2006
Net income loss available to Common stockholders	$(396,953)	$(1,139,559)
Basic and diluted earning (loss) per share	$(0.04)	$(0.11)
Weighted average common shares outstanding	10,583,504	10,255,665

In April 2003, a two (2) for one (1) stock split of the Company’s common stock was affected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE I - INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $5,000,000 which expires through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $1,750,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

Components of deferred tax assets as of December 31, 2007 are as follows:

Non current:
Net operating loss carryforward	$1,750,000
Valuation allowance	(1,750,000)
Net deferred tax asset	$-

NOTE J - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases approximately 1,261 square feet of office space in San Leandro, California on a yearly basis with a minimum monthly lease payment of $1,371 expiring December 31, 2008.

Future minimum lease payments are as follows:

2008	$16,449
2009	-0-
2010	-0-
2011	-0-
2012 and after	-0-

The Company’s main office in Santa Clara, California, has a one-year lease, expiring on September 30, 2008. The monthly rent and related costs are approximately $400.00.

Iris also has an informatics office, which is located inside the Women’s Health Center in Eureka, California. The lease is on a month-to-month basis. The currently monthly rent and related costs are approximately $400.00.

Employment and Consulting Agreements

The Company has various consulting agreements with consultants who have rendered services to the Company.

The Company does not have an employment agreement with the Company’s President and Chief Executive Officer.

NOTE K - SUBSEQUENT EVENTS

As of March 27, 2008, subsequent to the date of the financial statements, the Company issued an aggregate of 101,388 shares of restricted common stock in exchange for cash at $ 2.25 per share and 14,222 shares of restricted common stock in exchange for services valued at $2.25 per share.