Form 10-Q
period 2008-03-31
IRIS BIOTECHNOLOGIES INC
filed 2008-05-15
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 333-142076

IRIS BIOTECHNOLOGIES INC.

(Exact Name of small business issuer as specified in its charter)

California	77-0506396
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5201 Great America Parkway, Suite 320, Santa Clara, California 95054

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (408) 867-2885

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 14, 2008, the issuer had 10,804,987 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$190,382	$179,617
Total current assets	190,382	179,617

Property, plant and equipment, net of accumulated depreciation of $154,381 and $151,186 as of March 31, 2008 and December 31, 2007, respectively	52,889	55,442

Total assets	$243,271	$235,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$44,617	$38,029
Total current liabilities	44,617	38,029

STOCKHOLDERS’ EQUITY
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 10,770,987 and 10,655,377 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	4,468,191	4,208,066
Additional paid in capital	1,222,347	1,222,347
Deferred compensation	(150,686)	(161,063)
Deficit accumulated during development stage	(5,341,198)	(5,072,320)
Total stockholders’ equity	198,654	197,030

Total liabilities and stockholders’ equity	$243,271	$235,059

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF LOSSES

(unaudited)

	Three months ended March 31,		For the period from February 16, 1999 (date of inception) through
	2008	2007	March 31, 2008
Operating expenses:
Selling, general and administrative	$233,346	$54,439	$2,152,120
Research and development (Note A)	32,910	46,102	1,198,794
Impairment of intellectual property	—	—	1,838,250
Depreciation	3,195	1,490	154,381
Total operating expenses	269,451	102,031	5,343,545

Net loss from operations	(269,451)	(102,031)	(5,343,545)

Other income (expense)
Interest income (expense)	1,373	—	10,383

Net loss before provision for income taxes	(268,078)	(102,031)	(5,333,162)

Income taxes	800	825	8,036

Net Loss	$(268,878)	$(102,856)	$(5,341,198)

Loss per common share-basic and fully diluted	$(0.03)	$(0.01)	$(0.57)

Weighted average number of common shares outstanding-basic and fully diluted	10,690,413	10,432,188	9,325,193

The accompanying notes are an integral part of these unaudited condensed  financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

(unaudited)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Common stock issued in February 1999 in exchange for intellectual property at $0.25 per share	—	$—	7,200,000	$1,800,000	$—	$—	$—	$1,800,000
Common stock issued in March 1999 in exchange for services rendered at $0.25 per share	—	—	120,000	30,000	—	—	—	30,000
Sale of common stock in March 1999 at $0.25 per share	—	—	220,000	55,000	—	—	—	55,000
Fair value of options issued in March 1999 in exchange for services rendered	—	—	—	—	9,240	—	—	9,240
Common stock issued in April 1999 in exchange for services rendered at $0.25 per share	—	—	33,000	8,250	—	—	—	8,250
Sale of common stock in April 1999 at $0.25 per share	—	—	107,000	26,750	—	—	—	26,750
Exercise of options in April 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	12,500
Sale of common stock in August 1999 at $0.25 per share	—	—	50,000	25,000	—	—	—	25,000
Fair value of options issued in September 1999 in exchange for services rendered	—	—	—	—	16,612	—	—	16,612
Sale of common stock in November 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	12,500
Exercise of options in November 1999 at $0.50 per share	—	—	50,000	25,000	—	—	—	25,000
Net loss	—	—	—	—	—	—	(2,087,103)	(2,087,103)
Balance at December 31, 1999	—	$—	7,880,000	$1,995,000	$25,852	$—	$(2,087,103)	$(66,251)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	7,880,000	$1,995,000	$25,852	$—	$(2,087,103)	$(66,251)
Sale of common stock in June 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	50,000
Sale of common stock in July 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	125,000
Sale of common stock in August 2000 at $0.50 per share	—	—	164,000	82,000	—	—	—	82,000
Common stock issued in August 2000 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	10,000
Sale of common stock in September 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	125,000
Sale of common stock in November 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	50,000
Net loss	—	—	—	—	—	—	(378,039)	(378,039)
Balance at December 31, 2000	—	—	8,764,000	2,437,000	25,852	—	(2,465,142)	(2,290)
Fair value of options issued in January 2000 in exchange for services rendered	—	—	—	—	57,852	—	—	57,852
Sale of common stock in January 2001 at $0.50 per share	—	—	244,000	122,000	—	—		122,000
Net loss	—	—	—	—	—	—	(266,224)	(266,224)
Balance at December 31, 2001	—	—	9,008,000	2,559,000	83,704	—	(2,731,366)	(88,662)
Common stock issued in January 2002 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	10,000
Sale of common stock in March 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	25,000
Sale of common stock in April 2002 at $0.50 per share	—	—	200,000	100,000	—	—	—	100,000
Fair value of options issued in May 2002 in exchange for services rendered	—	—	—	—	17,892	—	—	17,892
Sale of common stock in May 2002 at $0.50 per share	—	—	60,000	30,000	—	—	—	30,000
Sale of common stock in July 2002 at $0.50 per share	—	—	80,000	40,000	—	—	—	40,000
Sale of common stock in August 2002 at $0.50 per share	—	—	55,400	27,700	—	—	—	27,700
Sale of common stock in September 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	25,000
Sale of common stock in October 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	25,000
Sale of common stock in November 2002 at $0.50 per share	—	—	144,000	72,000	—	—	—	72,000
Net loss	—	—	—	—	—	—	(184,721)	(184,721)
Balance at December 31, 2002	—	$—	9,717,400	$2,913,700	$101,596	$—	$(2,916,087)	$99,209

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total

Balance forward	—	$—	9,717,400	$2,913,700	$101,596	$—	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	—	—	35,378	17,689	—	—	—	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	—	—	20,000	10,000	—	—	—	10,000
Sale of common stock in March 2003 at $0.50 per share	—	—	100,000	50,000	—	—	—	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	—	—	6,000	3,000	—	—	—	3,000
Sale of common stock in July 2003 at $1.00 per share	—	—	63,080	63,080	—	—	—	63,080
Sale of common stock in September 2003 at $1.00 per share	—	—	25,000	25,000	—	—	—	25,000
Sale of common stock in December 2003 at $1.00 per share	—	—	32,597	32,597	—	—	—	32,597
Net loss	—	—	—	—	—	—	(216,804)	(216,804)
Balance at December 31, 2003	—	—	9,999,455	3,115,066	101,596	—	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	—	—	2,000	2,000	—	—	—	2,000
Sale of common stock in September 2004 at $1.00 per share	—	—	20,000	20,000	—	—	—	20,000
Sale of common stock in November 2004 at $1.00 per share	—	—	30,000	30,000	—	—	—	30,000
Sale of common stock in December 2004 at $1.00 per share	—	—	73,500	73,500	—	—	—	73,500
Net loss	—	—	—	—	—	—	(205,640)	(205,640)
Balance at December 31, 2004	—	—	10,124,955	3,240,566	101,596	—	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	—	—	28,900	28,900	—	—	—	28,900
Net loss	—	—	—	—	—	—	(197,277)	(197,277)
Balance at December 31, 2005	—	$—	10,153,855	$3,269,466	$101,596	$—	$(3,535,808)	$(164,746)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	10,153,855	$3,269,466	$101,596	$—	$(3,535,808)	$(164,746)
Sale of common stock in January 2006 at $1.00 per share	—	—	50,000	50,000	—	—	—	50,000
Common stock issued in March 2006 at $1.00 per share in exchange for services rendered	—	—	20,000	20,000	—	—	—	20,000
Fair value of options issued in March 2006 in exchange for services rendered	—	—	—	—	896,532	—	—	896,532
Sale of common stock in May 2006 at $2.00 per share	—	—	50,000	100,000	—	—	—	100,000
Fair value of warrants issued in May 2006 in exchange for services rendered	—	—	—	—	32,016	—	—	32,016
Sale of common stock in September 2006 at $2.00 per share	—	—	10,000	20,000	—	—	—	20,000
Sale of common stock in October 2006 at $2.00 per share	—	—	24,000	48,000	—	—	—	48,000
Sale of common stock in December 2006 at $2.00 per share	—	—	14,800	29,600	—	—	—	29,600
Net loss	—	—	—	—	—	—	(1,139,559)	(1,139,559)
Balance at December 31, 2006	—	—	10,322,655	3,537,066	1,030,144	—	(4,675,367)	(108,157)
Fair value of warrants issued in January 2007 in exchange for services rendered	—	—	—	—	25,913	—	—	25,913
Sale of common stock in January 2007 at $2.00 per share	—	—	13,000	26,000	—	—	—	26,000
Sale of common stock in February 2007 at $2.00 per share	—	—	162,500	325,000	—	—	—	325,000
Sale of common stock in March 2007 at $2.00 per share	—	—	122,500	245,000	—	—	—	245,000
Sale of common stock in April 2007 at $2.00 per share	—	—	12,500	25,000	—	—	—	25,000
Fair of options issued in November 2007 in exchange for service fees	—	—	—	—	166,290	(166,290)	—	—
Sale of common stock in December 2007 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Amortization of deferred compensation	—	—	—	—	—	5,227	—	5,227
Net loss	—	—	—	—	—	—	(396,953)	(396,953)
Balance at December 31, 2007	—	$—	10,655,377	$4,208,066	$1,222,347	$(161,063)	$(5,072,320)	$197,030

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	10,655,377	$4,208,066	$1,222,347	$(161,063)	$(5,072,320)	$197,030
Sale of common stock in January 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Common stock issued in January 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Sale of common stock in February 2008 at $2.25 per share	—	—	11,111	25,000	—	—	—	25,000
Common stock issued in February 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Sale of common stock in March 2008 at $2.25 per share	—	—	68,055	153,125				153,125
Common stock issued in March 2008 at $2.25 per share in exchange for services rendered	—	—	6,222	14,000	—	—	—	14,000
Amortization of deferred compensation	—	—	—	—	—	10,377	—	10,377
Net Loss	—	—	—	—	—	—	(268,878)	(268,878)
	—	$—	10,770,987	$4,468,191	$1,222,347	$(150,686)	$(5,341,198)	$198,654

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,		For the period from February 16, 1999 (date of inception) through
	2008	2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(268,878)	$(102,856)	$(5,341,198)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	3,195	1,490	154,381
Amortization of deferred compensation	10,377	—	15,604
Common stock issued in exchange for services rendered	32,000	—	123,250
Common stock issued in exchange for intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	—	25,913	1,056,057
(Increase) decrease in:
Prepaid expenses	—	13,393	—
Increase (decrease) in:
Accounts payable and accrued liabilities	17,827	(47,834)	44,617
Net cash (used in) operating activities:	(205,479)	(109,894)	(2,147,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(11,881)	(949)	(207,270)

Net cash (used in) investing activities:	(11,881)	(949)	(207,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	228,125	596,000	2,507,442
Exercise of common stock options	—	—	37,500
Net (payments) proceeds, related party	—	(92,000)	—
Net cash provided by financing activities	228,125	504,000	2,544,942

Increase (decrease) in cash and cash equivalents	10,765	393,157	190,383
Cash and cash equivalents beginning of period	179,617	13,667	—
Cash and cash equivalents end of period	$190,382	$406,824	$190,383

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$800	$837	$1,625
Common stock issued in exchange for services	$32,000	$—	$123,250
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000
Options and warrants issued in exchange for services rendered	$—	$25,913	$1,056,057

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed financial statements follows.

General

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company’s
10-KSB filed on March 31, 2008.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises (“SFAS No.7”) and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2008, the Company has accumulated losses of $5,341,198.

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three month period ended March 31, 2008 and 2007 common stock equivalents derived from shares issuable in the exercise of options and warrants  are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share

Use of Estimates

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $32,910 and $46,102 for the three month period ended March 31, 2008 and 2007, respectively; and $1,198,794 from the period from February 16, 1999 (date of inception) to March 31, 2008.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $268,878 during the three month period ended March 31, 2008 and $102,856 during the three month period ended March 31, 2007. For the period from inception through March 31, 2008, the Company has accumulated losses of $5,341,198. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2008.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

For the three month period ended March 31, 2008, the Company did not issue any employee options.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION (“SAB104”), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

From the date of inception through March 31, 2008, the Company has not generated any revenue to date.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this FSP will have a material impact on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

SFAS No. 161. In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires: disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation; disclosure of the fair values of derivative instruments and their gains and losses in a tabular format; disclosure of information about credit-risk-related contingent features; and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Computer equipment	$54,052	$54,052
Office equipment	1,729	1,729
Furniture and fixtures	3,586	2,944
Manufacturing equipment	147,903	147,903
	207,270	206,628
Less: accumulated depreciation	(154,381)	(151,186)
	$52,889	$55,442

During the three month period ended March 31, 2008 and 2007, depreciation expense charged to operations was $3,195 and $1,490, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Accounts payable and accrued expenses	$44,617	$38,029

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE D – RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount of outstanding at March 31, 2008 was $-0-.

NOTE E – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par or stated value preferred stock. From date of inception through March 31, 2008, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par or stated value common stock. As of March 31, 2008 ; the Company has 10,770,987 shares of common stock issued and outstanding.

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

During the year ended December 31, 1999, the Company issued an aggregate of 153,000 shares of common stock to consultants for services in the amount of $38,250. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

During the year ended December 31, 1999, the Company issued an aggregate of 50,000 shares of common stock in conjunction with the exercise of common stock options at $0.50 per share and 50,000 shares of common stock at $0.25 per share.

During the year ended December 31, 2000, the Company issued an aggregate of 20,000 shares of common stock to consultants for services in the amount of $10,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

During the year ended December 31, 2002, the Company issued an aggregate of 20,000 shares of common stock to consultants for services in the amount of $10,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered

During the year ended December 31, 2003, the Company issued an aggregate of 26,000 shares of common stock to consultants for services in the amount of $13,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

During the year ended December 31, 2006, the Company issued an aggregate of 20,000 shares of common stock to consultants for services in the amount of $20,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

During the three month period ended March 31, 2008, the Company issued an aggregate of 14,222 shares of common stock to consultants for services in the amount of $32,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE F – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2008:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$2.00	31,400	3.46	$2.00	31,400	$2.00
2.25	100,000	4.62	2.25	3,151	2.25

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	17,500	$2.00
Granted	113,900	2.22
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	131,400	$2.19
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2008	131,400	$2.19

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

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2007:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.81%
Expected stock price volatility	158.46%
Expected dividend payout	—
Expected option life-years (a)	5

(a)The expected warrant life is based on contractual expiration dates.

During the year ended December 31, 2007, the Company granted 100,000 stock options with an exercise price of $2.25 vesting over four years and expiring five years from issuance.  The fair value (as described below) of $166,290 was recorded as deferred compensation and is amortized ratably over the four years to earnings. For the year ended December 31, 2007, the Company recorded amortization of $5,227 and $10,377 for the three months ended March 31, 2008.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE F – WARRANTS AND OPTIONS (continued)

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Warrants (continued)

For the year ended December 31, 2007:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.71%
Expected stock price volatility	95.17%
Expected dividend payout	—
Expected option life-years (a)	5

(a)The expected option life is based on contractual expiration dates

The Company did not grant warrants during the three month period ended March 31, 2008.

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to consultants for services rendered and employees under a non qualified stock option plan at March 31, 2008:

	Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.25	460,000	0.94	$0.25	460,000	$0.25
0.50	696,000	2.22	0.50	696,000	0.50
1.00	1,002,000	7.66	1.00	797,350	1.00
	2,158,000			1,953,475

Transactions involving stock options issued are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006:	2,158,000	$0.68
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	2,158,000	$0.68
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2008:	2,158,000	$0.68

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

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.65 to 4.70%
Expected stock price volatility	148.41%
Expected dividend payout	—
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net income loss available to Common stockholders	$(268,878)	$(102,856
Basic and diluted earning (loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	10,690,413	10,432,188

In April 2003, a two (2) for one (1) stock split of the Company’s common stock was affected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

NOTE H - INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $5,300,000 which expires through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $1,850,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of March 31, 2008 are as follows:

Non current:
Net operating loss carryforward	$1,850,000
Valuation allowance	(1,850,000)
Net deferred tax asset	$—

NOTE I – SUBSEQUENT EVENTS

In April 2008, the Company sold an aggregate of 30,000 shares of common stock at $2.25 per share

In April 2008, the Company issued 4,000 shares of common stock at $2.25 per share for services rendered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Since inception on February 16, 1999 through March 31, 2008, we have sustained cumulative net losses of $5,341,198. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. We have four issued patents, and we are currently beta-testing one of our BioWindows medical informatics system. From inception through March 31, 2008, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have no debt and have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our first nano-biochip product in about a year after we become public. There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

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

Plan of Operation

We are a life science company focused on the development and commercialization of a nano-biochip gene expression kit and an artificial intelligence system to assist in establishing the foundation for personalized medicine, which will initially be utilized in the treatment of breast cancer. We are designing our products to be approved by the FDA, which can then be used in any certified laboratory. Starting at the point of a breast biopsy diagnosis of cancer, the nano-biochip and informatics program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each patient’s particular type of cancer. Our product platform is expected to lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes and other gene-related metabolic problems .

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

Number of Employees

From our inception, we have principally relied on the services of outside consultants and part-time employees for services. As of May 14, 2008, we have five full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

As a result of limited capital resources and no revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123 R, “Share-Based Compensation.” In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2008 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through March 31, 2008, we have incurred cumulative losses of $5,341,198. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased from $54,439 for the three months ended March 31, 2007 to $233,346 for the three months ended March 31, 2008, or $178,907. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $-0- for the three months ended March 2007 and $32,000 for the three months ended March 31, 2008, a period to period increase of $32,000. The remaining SG&A expenses which required cash amounted to approximately $201,346 and $54,439 for the three months ended March 31, 2008 and 2007, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $46,102 for the three months ended March 31, 2007 to $32,910 for the three months ended March 31, 2008.

As a result of the above-mentioned expenses, net losses increased from $102,856 for the three months ended March 31, 2007 to $268,878 for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, we had working capital of $145,765 as compared to $141,588 as of December 31, 2007. Our cash position was $190,382 as of March 31, 2008 compared to $179,617 as of December 31, 2007. From inception to March 31, 2008 we have incurred an operating cash flow deficit of $2,147,289, which has been principally financed through the private placement of our common stock. As of March 31, 2008, we have no long term debt.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of pre-clinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing and prosecuting patent claims and other intellectual property rights, completing technological and market developments, current and future licensing relationships, the status of our competitors, and our ability to establish collaborative arrangements with other organizations .

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through May 14, 2008, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on May 14, 2008, we can sustain our present burn rate for one year. We will need additional equity or debt financing to accelerate the growth of our operations through 2008 and we may need additional financing thereafter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2008, we issued 14,222 shares of common stock to consultants for services rendered in the amount of $32,000 without registration under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
May 15, 2008	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)