Form 10-Q
period 2008-09-30
IRIS BIOTECHNOLOGIES INC
filed 2008-11-14
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008 the issuer had 10,909,431 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Unaudited Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	4

Unaudited Condensed Statements of Losses for the three and nine months ended September 30, 2008 and 2007 and the period February 16, 1999 (date of inception) to September 30, 2008	5

Unaudited Condensed Statement of Stockholders’ Equity for the period February 16, 1999 (date of inception) to September 30, 2008	6

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and the period February 16, 1999 (date of inception) to September 30, 2008	11

Notes to the Unaudited Condensed Financial Statements	12

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$18,871	$179,617
Total current assets	18,871	179,617

Property, plant and equipment, net of accumulated depreciation of $161,267 and $151,186 as of September 30, 2008 and December 31, 2007, respectively (Note B)	61,788	55,442

Total assets	$80,659	$235,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note C)	$26,244	$38,029
Total current liabilities	26,244	38,029

STOCKHOLDERS’ EQUITY
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2008 and December 31, 2007 (Note E)	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 10,905,431 and 10,655,377 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively (Note E)	4,769,692	4,208,066
Additional paid in capital	1,253,785	1,222,347
Deferred compensation	(129,843)	(161,063)
Deficit accumulated during development stage	(5,839,219)	(5,072,320)
Total stockholders’ equity	54,415	197,030

Total liabilities and stockholders’ equity	$80,659	$235,059

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF LOSSES

(unaudited)

					For the period from
	Three months ended September 30,		Nine months ended September 30,		February 16, 1999 (date of inception) through September 30,
	2008	2007	2008	2007	2008
Operating expenses:
Selling, general and administrative	$124,003	$20,427	$578,812	$171,763	$2,497,586
Research and development (Note A)	75,061	20,335	179,787	114,877	1,345,671
Impairment of intellectual property	—	—	—	—	1,838,250
Depreciation	3,555	1,492	10,081	4,279	161,267
Total operating expenses	202,619	42,254	768,680	290,919	5,842,774

Net loss from operations	(202,619)	(42,254)	(768,680)	(290,919)	(5,842,774)

Other income (expense)
Interest income (expense)	334	3,431	2,581	6,977	11,591

Net loss before provision for income taxes	(202,285)	(38,823)	(766,099)	(283,942)	(5,831,183)

Income taxes	—	—	800	825	8,036

Net Loss	$(202,285)	$(38,823)	$(766,899)	$(284,767)	$(5,839,219)

Loss per common share-basic and fully diluted	$(0.02)	$(0.00)	$(0.07)	$(0.03)	$(0.62)

Weighted average number of common shares outstanding-basic and fully diluted	10,893,397	10,633,155	10,799,492	10,565,307	9,404,787

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008

(Unaudited)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Common stock issued in February 1999 in exchange for intellectual property at $0.25 per share	—	$—	7,200,000	$1,800,000	$—	$—	$—	$1,800,000
Common stock issued in March 1999 in exchange for services rendered at $0.25 per share	—	—	120,000	30,000	—	—	—	30,000
Sale of common stock in March 1999 at $0.25 per share	—	—	220,000	55,000	—	—	—	55,000
Fair value of options issued in March 1999 in exchange for services rendered	—	—	—	—	9,240	—	—	9,240
Common stock issued in April 1999 in exchange for services rendered at $0.25 per share	—	—	33,000	8,250	—	—	—	8,250
Sale of common stock in April 1999 at $0.25 per share	—	—	107,000	26,750	—	—	—	26,750
Exercise of options in April 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	12,500
Sale of common stock in August 1999 at $0.25 per share	—	—	50,000	25,000	—	—	—	25,000
Fair value of options issued in September 1999 in exchange for services rendered	—	—	—	—	16,612	—	—	16,612
Sale of common stock in November 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	12,500
Exercise of options in November 1999 at $0.50 per share	—	—	50,000	25,000	—	—	—	25,000
Net loss	—	—	—	—	—	—	(2,087,103)	(2,087,103)
Balance at December 31, 1999	—	$—	7,880,000	$1,995,000	$25,852	$—	$(2,087,103)	$(66,251)

The accompanying notes are an integral part of these unaudited condensed financial statements

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	7,880,000	$1,995,000	$25,852	$—	$(2,087,103)	$(66,251)
Sale of common stock in June 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	50,000
Sale of common stock in July 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	125,000
Sale of common stock in August 2000 at $0.50 per share	—	—	164,000	82,000	—	—	—	82,000
Common stock issued in August 2000 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	10,000
Sale of common stock in September 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	125,000
Sale of common stock in November 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	50,000
Net loss	—	—	—	—	—	—	(378,039)	(378,039)
Balance at December 31, 2000	—	—	8,764,000	2,437,000	25,852	—	(2,465,142)	(2,290)
Fair value of options issued in January 2000 in exchange for services rendered	—	—	—	—	57,852	—	—	57,852
Sale of common stock in January 2001 at $0.50 per share	—	—	244,000	122,000	—	—		122,000
Net loss	—	—	—	—	—	—	(266,224)	(266,224)
Balance at December 31, 2001	—	—	9,008,000	2,559,000	83,704	—	(2,731,366)	(88,662)
Common stock issued in January 2002 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	10,000
Sale of common stock in March 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	25,000
Sale of common stock in April 2002 at $0.50 per share	—	—	200,000	100,000	—	—	—	100,000
Fair value of options issued in May 2002 in exchange for services rendered	—	—	—	—	17,892	—	—	17,892
Sale of common stock in May 2002 at $0.50 per share	—	—	60,000	30,000	—	—	—	30,000
Sale of common stock in July 2002 at $0.50 per share	—	—	80,000	40,000	—	—	—	40,000
Sale of common stock in August 2002 at $0.50 per share	—	—	55,400	27,700	—	—	—	27,700
Sale of common stock in September 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	25,000
Sale of common stock in October 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	25,000
Sale of common stock in November 2002 at $0.50 per share	—	—	144,000	72,000	—	—	—	72,000
Net loss	—	—	—	—	—	—	(184,721)	(184,721)
Balance at December 31, 2002	—	$—	9,717,400	$2,913,700	$101,596	$—	$(2,916,087)	$99,209

The accompanying notes are an integral part of these unaudited condensed financial statements

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	9,717,400	$2,913,700	$101,596	$—	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	—	—	35,378	17,689	—	—	—	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	—	—	20,000	10,000	—	—	—	10,000
Sale of common stock in March 2003 at $0.50 per share	—	—	100,000	50,000	—	—	—	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	—	—	6,000	3,000	—	—	—	3,000
Sale of common stock in July 2003 at $1.00 per share	—	—	63,080	63,080	—	—	—	63,080
Sale of common stock in September 2003 at $1.00 per share	—	—	25,000	25,000	—	—	—	25,000
Sale of common stock in December 2003 at $1.00 per share	—	—	32,597	32,597	—	—	—	32,597
Net loss	—	—	—	—	—	—	(216,804)	(216,804)
Balance at December 31, 2003	—	—	9,999,455	3,115,066	101,596	—	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	—	—	2,000	2,000	—	—	—	2,000
Sale of common stock in September 2004 at $1.00 per share	—	—	20,000	20,000	—	—	—	20,000
Sale of common stock in November 2004 at $1.00 per share	—	—	30,000	30,000	—	—	—	30,000
Sale of common stock in December 2004 at $1.00 per share	—	—	73,500	73,500	—	—	—	73,500
Net loss	—	—	—	—	—	—	(205,640)	(205,640)
Balance at December 31, 2004	—	—	10,124,955	3,240,566	101,596	—	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	—	—	28,900	28,900	—	—	—	28,900
Net loss	—	—	—	—	—	—	(197,277)	(197,277)
Balance at December 31, 2005	—	$—	10,153,855	$3,269,466.0	$101,596.0	$—	$(3,535,808.0)	$(164,746.0)

The accompanying notes are an integral part of these unaudited condensed  financial statements

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	10,153,855	$3,269,466	$101,596	$—	$(3,535,808)	$(164,746)
Sale of common stock in January 2006 at $1.00 per share	—	—	50,000	50,000	—	—	—	50,000
Common stock issued in March 2006 at $1.00 per share in exchange for services rendered	—	—	20,000	20,000	—	—	—	20,000
Fair value of options issued in March 2006 in exchange for services rendered	—	—	—	—	896,532	—	—	896,532
Sale of common stock in May 2006 at $2.00 per share	—	—	50,000	100,000	—	—	—	100,000
Fair value of warrants issued in May 2006 in exchange for services rendered	—	—	—	—	32,016	—	—	32,016
Sale of common stock in September 2006 at $2.00 per share	—	—	10,000	20,000	—	—	—	20,000
Sale of common stock in October 2006 at $2.00 per share	—	—	24,000	48,000	—	—	—	48,000
Sale of common stock in December 2006 at $2.00 per share	—	—	14,800	29,600	—	—	—	29,600
Net loss	—	—	—	—	—	—	(1,139,559)	(1,139,559)
Balance at December 31, 2006	—	—	10,322,655	3,537,066	1,030,144	—	(4,675,367)	(108,157)
Fair value of warrants issued in January 2007 in exchange for services rendered	—	—	—	—	25,913	—	—	25,913
Sale of common stock in January 2007 at $2.00 per share	—	—	13,000	26,000	—	—	—	26,000
Sale of common stock in February 2007 at $2.00 per share	—	—	162,500	325,000	—	—	—	325,000
Sale of common stock in March 2007 at $2.00 per share	—	—	122,500	245,000	—	—	—	245,000
Sale of common stock in April 2007 at $2.00 per share	—	—	12,500	25,000	—	—	—	25,000
Fair of options issued in November 2007 in exchange for service fees	—	—	—	—	166,290	(166,290)	—	—
Sale of common stock in December 2007 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Amortization of deferred compensation	—	—	—	—	—	5,227	—	5,227
Net loss	—	—	—	—	—	—	(396,953)	(396,953)
Balance at December 31, 2007	—	$—	10,655,377	$4,208,066	$1,222,347	$(161,063)	$(5,072,320)	$197,030

The accompanying notes are an integral part of these unaudited condensed  financial statements

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	10,655,377	$4,208,066	$1,222,347	$(161,063)	$(5,072,320)	$197,030
Sale of common stock in January 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Common stock issued in January 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Sale of common stock in February 2008 at $2.25 per share	—	—	11,111	25,000	—	—	—	25,000
Common stock issued in February 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Sale of common stock in March 2008 at $2.25 per share	—	—	68,055	153,125				153,125
Common stock issued in March 2008 at $2.25 per share in exchange for services rendered	—	—	6,222	14,000	—	—	—	14,000
Sale of common stock in April 2008 at $2.25 per share	—	—	30,000	67,501	—	—	—	67,501
Common stock issued in April 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Sale of common stock in May 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Common stock issued in May 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Fair value of vested options issued in exchange for services rendered	—	—	—	—	31,438	—	—	31,438
Sale of common stock in June 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Sale of common stock in July 2008 at $2.25 per share	—	—	35,555	80,000	—	—	—	80,000
Common stock issued in July 2008 at $2.25 per share in exchange for services rendered	—	—	8,000	18,000	—	—	—	18,000
Common stock issued in September 2008 at $2.00 per share in exchange for services rendered	—	—	4,000	8,000	—	—	—	8,000
Sale of common stock in September 2008 at $2.25 per share	—	—	4,445	10,000	—	—	—	10,000
Amortization of deferred compensation	—	—	—	—	—	31,220	—	31,220
Net Loss	—	—	—	—	—	—	(766,899)	(766,899)
	—	$—	10,905,431	$4,769,692	$1,253,785	$(129,843)	$(5,839,219)	$54,415

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period from
	For the nine months ended September 30,		February 16, 1999 (date of inception) through September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,899)	$(284,767)	$(5,839,219)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	10,081	4,279	161,267
Amortization of deferred compensation	31,220	—	31,220
Common stock issued in exchange for services rendered	76,000	—	167,250
Common stock issued in exchange for intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	31,438	25,913	1,087,495
(Increase) decrease in:
Prepaid expenses	—	13,393	—
Increase (decrease) in:
Accounts payable and accrued liabilities	(5,520)	(41,408)	21,269
Net cash (used in) operating activities:	(623,680)	(282,590)	(2,565,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(22,692)	(9,160)	(218,081)
Net cash (used in) investing activities:	(22,692)	(9,160)	(218,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	485,626	621,000	2,764,943
Exercise of common stock options	—	—	37,500
Net (payments) proceeds, related party	—	(92,000)	—
Net cash provided by financing activities	485,626	529,000	2,802,443

(Decrease) increase in cash and cash equivalents	(160,746)	237,250	18,871
Cash and cash equivalents beginning of period	179,617	13,667	—
Cash and cash equivalents end of period	$18,871	$250,917	$18,871

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$800	$825	$1,102
Common stock issued in exchange for services	$76,000	$—	$167,250
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000
Options and warrants issued in exchange for services rendered	$31,438	$25,913	$1,087,495

The accompanying notes are an integral part of these unaudited condensed financial statements

 IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company’s Form 10-KSB filed on March 31, 2008.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises (“SFAS No.7”) and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2008, the Company has accumulated losses of $5,839,219.

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

SEPTEMBER 30, 2008

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three and nine month periods ended September 30, 2008 and 2007 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share

Use of Estimates

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $75,061 and $20,335 for the three month periods ended September 30, 2008 and 2007, respectively; $179,787 and $114,877 for the nine month periods ended September 30, 2008 and 2007, respectively, and $1,345,671 from the period from February 16, 1999 (date of inception) to September 30, 2008.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $766,899 during the nine month period ended September 30, 2008 and $284,767 during the nine month period ended September 30, 2007. For the period from inception through September 30, 2008, the Company has accumulated losses of $5,839,219. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2008.

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

For the nine month period ended September 30, 2008, the Company granted 167,696 employee options to purchase the Company’s common stock at $2.25 per share over ten years, vesting in four years. The fair value of the vested portion was charged to current period operations.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

From the date of inception through September 30, 2008, the Company has not generated any revenue.

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

SEPTEMBER 30, 2008

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

SEPTEMBER 30, 2008

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

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Computer equipment	$61,201	$54,052
Office equipment	1,729	1,729
Furniture and fixtures	3,586	2,944
Manufacturing equipment	156,539	147,903
	223,055	206,628
Less: accumulated depreciation	(161,267)	(151,186)
	$61,788	$55,442

During the three month period ended September 30, 2008 and 2007, depreciation expense charged to operations was $3,555 and $1,492, respectively. During the nine month period ended September 30, 2008 and 2007, depreciation expense charged to operations was $10,081 and $4,279, respectively

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Accounts payable and accrued expenses	$26,244	$38,029

NOTE D – RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount of outstanding at September 30, 2008 was $-0-.

NOTE E – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par or stated value preferred stock. From date of inception through September 30, 2008, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par or stated value common stock. As of September 30, 2008, the Company has 10,905,431 shares of common stock issued and outstanding.

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

SEPTEMBER 30, 2008

(Unaudited)

NOTE E –STOCKHOLDER EQUITY (continued)

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

During the nine month period ended September 30, 2008, the Company issued an aggregate of 34,222 shares of common stock to consultants for services in the amount of $76,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE F –WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2008:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$2.00	31,400	2.96	$2.00	31,400	$2.00
2.25	100,000	4.12	2.25	20,833	2.25

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	17,500	$2.00
Granted	113,900	2.22
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	131,400	$2.19
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2008	131,400	$2.19

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

During the year ended December 31, 2007, the Company granted 100,000 stock options with an exercise price of $2.25 vesting over four years and expiring five years from issuance.  The fair value (as described below) of $166,290 was recorded as deferred compensation and is amortized ratably over the four years to earnings. For the year ended December 31, 2007, the Company recorded amortization of $5,227 and $31,220 for the nine month period ended September 30, 2008.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

(a) The expected option life is based on contractual expiration dates

The Company did not grant warrants during the nine month period ended September 30, 2008.

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a non qualified stock option plan at September 30, 2008:

	Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.25	400,000	0.41	$0.25	400,000	$0.25
0.50	356,000	2.09	0.50	356,000	0.50
1.00	992,000	6.55	1.00	737,000	1.00
2.25	167,696	9.66	2.25	13,975	2.25

	1,915,696		0.84	1,506,975	0.86

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE F – WARRANTS AND OPTIONS (continued)

Employee Options (continued)

Transactions involving employee stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006:	1,748,000	$0.73
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	1,748,000	$0.73
Granted	167,696	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2008:	1,915,696	$0.86

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

(a) The expected option life is based on contractual expiration dates.

During the nine month period ended September 30, 2008, the Company granted 167,696 employee stock options with an exercise price of $2.25 vesting over four years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $31,438 was charged to current period earnings.

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE F – WARRANTS AND OPTIONS (continued)

Employee Options (continued)

For the nine month period ended September 30, 2008:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.25%
Expected stock price volatility	236.71%
Expected dividend payout	—
Expected option life-years (a)	10

(a) The expected option life is based on contractual expiration dates

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees under a non qualified stock option plan at September 30, 2008:

	Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.25	60,000	0.64	$0.25	60,000	$0.25
0.50	240,000	1.96	0.50	240,000	0.50
1.00	110,000	7.46	1.00	92,500	1.00

	410,000		0.60	392,500.60

Transactions involving non employee stock options issued are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006:	410,000	$0.60
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	410,000	$0.60
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2008:	410,000	$0.60

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.65 to 4.70%
Expected stock price volatility	148.41%
Expected dividend payout	—
Expected option life-years (a)	10

(a) The expected option life is based on contractual expiration dates.

 NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	Three months ended September 30,	Three months ended September 30,
	2008	2007
Net income loss available to Common stockholders	$(202,285)	$(38,823)
Basic and diluted earning (loss) per share	$(0.02)	$(0.00)
Weighted average common shares outstanding	10,893,397	10,633,155

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net income loss available to Common stockholders	$(766,899)	$(284,767)
Basic and diluted earning (loss) per share	$(0.07)	$(0.03)
Weighted average common shares outstanding	10,799,492	10,565,307

In April 2003, a two (2) for one (1) stock split of the Company’s common stock was affected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $5,800,000 which expires through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $1,972,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of September 30, 2008 are as follows:

Non current:
Net operating loss carryforward	$1972,000
Valuation allowance	(1,972,000)
Net deferred tax asset	$—

NOTE I – SUBSEQUENT EVENTS

In October 2008, the Company issued 4,000 shares of common stock for services rendered.

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

Overview

Since inception on February 16, 1999 through September 30, 2008, we have sustained cumulative net losses of $5,830,219. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. We have four issued patents, and we have been beta-testing one of our BioWindows™ medical informatics system for the past six months. We are currently building a new commercial Nano-biochip™ manufacturing system and we now have automated patient sample preparation equipment. This is in preparation for launching our clinical BreastCancerChip™. From inception through September 30, 2008, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have no debt. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

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

Number of Employees

From our inception, we have principally relied on the services of outside consultants and part-time employees for services. As of November 14, 2008, we have five full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2008 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through September 30, 2008, we have incurred cumulative losses of $5,839,219. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $103,576 from $20,427 for the three months ended September 30, 2007 to $124,003 for the three months ended September 30, 2008. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $-0- for the three months ended September 30, 2007 and $60,057 for the three months ended September 30, 2008, a period to period increase of $60,057. The remaining SG&A expenses which required cash amounted to approximately $63,946 and $20,427 for the three months ended September 30, 2008 and 2007, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $20,335 for the three months ended September 30, 2007 to $75,061 for the three months ended September 30, 2008.

As a result of the above-mentioned expenses, net losses increased from $38,823 for the three months ended September 30, 2007 to $202,285 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2008 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through September 30, 2008, we have incurred cumulative losses of $5,839,219. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $407,049 from $171,763 for the nine months ended September 30, 2007 to $578,812 for the nine months ended September 30, 2008. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $25,913 for the nine months ended September 30, 2007 and $138,658 for the nine months ended September 30, 2008, a period to period increase of $112,745. The remaining SG&A expenses which required cash amounted to approximately $440,154 and $145,850 for the nine months ended September 30, 2008 and 2007, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $114,877 for the nine months ended September 30, 2007 to $179,787 for the nine months ended September 30, 2008.

As a result of the above-mentioned expenses, net losses increased from $284,767 for the nine months ended September 30, 2007 to $766,899 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had working capital deficit of $7,373 as compared to working capital of $141,588 as of December 31, 2007. Our cash position was $18,871 as of September 30, 2008 compared to $179,617 as of December 31, 2007. From inception to September 30, 2008 we have incurred an operating cash flow deficit of $2,565,491, which has been principally financed through the private placement of our common stock. As of September 30, 2008, we have no long term debt.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through November 14, 2008, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on November 14, 2008, we will need additional equity or debt financing to meet our current operating needs.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2008, we issued and sold 40,000 shares of common stock for proceeds of $90,000.  In addition, we issued 12,000 shares of common stock to consultants for services rendered in the amount of $26,000. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
November 14, 2008	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)