Form 10-K
period 2008-12-31
IRIS BIOTECHNOLOGIES INC
filed 2009-03-31
CIK 1396238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐   No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a sale price of $2.25 per share which was the last sale price of the common stock as of March 30, 2009 was $6,728,986.00.

State issuer’s revenues for its most recent fiscal year: $0

As of June 30, 2008, the aggregate market value of the common equity held by non-affiliates of the registrant was $6,573,996.

As of March 30, 2009, the issuer had 10,961,274 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Iris BioTechnologies (OTCBB:IRSB) is an emerging leader in personalized and targeted medicine, focusing on enabling the right medical treatment for the right person at the right time. Since its founding in 1999, the Iris mission has been to predict how best to maximize the quality and longevity of life using its patented nano-biochips™ and BioWindows™ informatics system. The company has four patents granted in the United States and some of those are already granted in Canada, Europe, Asia, New Zealand and Australia.

Iris was the recipient of Frost and Sullivan’s 2008 North American Technology Innovation Award in Pharmacogenomics. According to Frost and Sullivan “Iris’s technology is a near-term opportunity, which would significantly transform the way in which personalized medication is currently being prescribed.”

The Iris nano-biochip™ is a special silicon chip that enables physicians to identify and analyze the DNA’s gene expression profile involved in a disease.  DNA is a ladder like molecule that can be split into half ladders with a little bit of chemical manipulation. If you could look inside the nano-biochips™, you would see half ladders that represent specific genes anchored in separate wells on the silicon substrate. Each half ladder is a sequence of nucleotide bases called oligonucleotides or peptide nucleic acids.

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

Messenger RNA (mRNA) is extracted and purified from collected tissue samples with commercially available automated machines, tagged with fluorescent molecules and processed inside the nano-biochip. The mRNAs of interest are captured by their respective probes (half ladders) and energized, exciting the fluorescent tags to emit light, which can be photographed and digitized. The intensity of the light emitted from the fluorescent molecules is a measure of the genes activity. The digitized photograph is automatically encrypted and sent either to a local server or over the Internet to our artificial intelligence system (BioWindows™) for analysis.

The captured information, referred to as “gene expression” or “a gene signature” is selectively compared in our BioWindows™ database, which is currently being compiled from correlations between reference gene signatures, prior treatment strategies and clinical outcomes. The initial database is a collection of historical data derived from the analysis of breast cancer tissues from other breast cancer patients with the same or similar clinical and gene expression profiles. After the gene signature comparison, a secure, confidential and clinically actionable report is then generated and sent to the treating physician.

Our competitors have introduced products to the clinical market that rely on older and more expensive technologies such as polymerase chain reactions (PCR) or less sensitive research-based microarrays. Microarrays have the power and speed for genomic analyses of complex medical conditions and thus have the potential to be a valuable clinical resource. However, current glass microarray technologies do not meet the clinical needs in being able to determine the best medical treatment regimen because they often lack the sensitivity required.

PCR and Real time PCR currently provide a high standard for molecular analysis. Our management believes that while it does work, it is an expensive technology. It is a practical system to use for clinical diagnostic if it is used to detect only a few genes.

In 2008, our competitor, Genomic Health, increased their revenue to $110.6 million from $64.0 million in 2007. They use existing RT-PCR technology and are providing their 21-gene test for $3,820. We feel that this is an excellent first phase for personalized medicine but it needs to go further since their 21 gene test (including 5 control genes) only predicts the probable recurrence of breast cancer to determine whether or not a patient should be treated with chemotherapy. We believe that our test for determining the best medical treatment regimen would be preferred by physicians, patients, and insurance providers because it would save more patient lives and reduce the overall cost of breast cancer treatment.

Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid genomic-based diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, we believe that these approaches will ultimately prove to be clinically less effective and too expensive for large-scale use. Physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine. Our 100-gene test will be offered at the initial price of $4,300.

Our BioWindows 2.0, which was launched on January 19, fits in well with the goals of the “Health Information Technology for Economic and Clinical Health Act.” The HITECH Act provides a total of $20,000,000,000 for implementation of health information technology programs, encouraging doctors and hospitals to use electronic record keeping and ordering systems. We believe strongly that Iris will be a part of the solution to help strengthen and transform the healthcare system in our country.

In February, American Recovery and Reinvestment Act of 2009 became a reality. The Recovery Act has created a great opportunity for those who are interested in investing in our company. Under the Act, taxpayers could exclude 75% of the gain from the sale of small business stock held for more than five years. This applies to stock acquired after enactment and before January 1, 2011. A small business is one with assets less than $50 million.

Our Solution

Our nano-biochip™ technology platform was developed using a convergence of scientific disciplines in nanotechnology, semiconductor manufacturing, microfluidics, chemistry, molecular biology, genetics, genomics, and information technology. We expect that our product platform will lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes and other gene-related metabolic problems.

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

Our products can be marketed as CLIA laboratory tests without FDA approval, similar to Genomic Health’s OncoType DX test or as 510(k) products approved by the FDA, enabling our tests to be used in any certified laboratory. To get FDA approval, a human clinical “in vivo” trial is not required. Human tissue study “in vitro” is sufficient for getting 510(k) approval from the FDA, which we will be seeking. This will enable us to sell our nano-biochip diagnostic kits on a worldwide basis directly to major hospital networks, clinical laboratories, pharmaceutical companies, research institutions and individuals.

The Iris BioWindows™ database comprising data fields for patient demographic information, personal medical history, family medical history, and gene expression information is in use for storing actual patient information. Physicians, with the patient’s consent, can view information by choosing any medical record from their personal list of patients. Actual patient gene signature information will be added to the database after we process each patient’s specimen through our nano-biochip for breast cancer and other diseases. In the future, our database will also contain information on protein signatures.

As the database grows, it will become increasingly more powerful as patient cohorts become more refined. No individual drug successively serves every patient with a specific disease but different drugs are highly successful with specific groups of patients yet are toxic to others. The ability to empower the clinician to choose the best treatment regimens for their patients is the heart of the Iris BioWindowsTM system.

Iris is ready to build our BreastCancerChip™ for commercialization and well positioned strategically and structurally to introduce future products such as the Comprehensive Cancer Chip™, NeuroChip™, CardioChip™, MetabolicChip™, as well as Chips for other applications including veterinary, agricultural and environmental problems. Iris also intends to use its BioWindows™ database to enable drug development, stem cell research, and evolving clinical applications.

Summary of Medical Care

According to the Department of Health and Human Services (HHS), spending on national health care totaled $2.4 trillion, or 17 percent of G.D.P. in 2008 with the Congressional Budget Office estimating that without changes in federal law, it will rise to 25 percent of the G.D.P in 2025. $1.1 billion in the economic stimulus bill is earmarked to compare the effectiveness of different treatments for the same illness.

In 2009, approximately 180,000 American women will be diagnosed with breast cancer, and one out of four will die from this disease.  A breast cancer patient, after the removal of the tumor, is usually treated with radiation and/or chemotherapy followed by additional therapies such as hormonal therapy or molecular antibody treatment.

According to a study from the National Cancer Institute (NCI), the average cost of chemotherapy is about $31,000, and most patients that receive chemotherapy do not benefit from this painful treatment with its many undesirable side effects. Some drugs to be taken after chemotherapy could cost $40-$80 thousands per year. For some patients, the total cost of breast cancer treatment could exceed $150,000 in the first year.

Most of our current medical practice in this country is based on “standards of care” which are determined by averaging responses over large groups of patients based on clinical trials. Another way to arrive at “standards of care” is to group patients into cohorts (groups) based on their specific characteristics. Instead of looking for generalities within a large group of patients, medical practitioners can focus on specifics and what cohort best fits each individual.

Which characteristics should be considered in building a subset or cohort? Many characteristics are obvious and are presently considered to optimize treatment; gender, age, weight, height, ethnicity, family history and disease history for instance. There are others that are not so obvious; diet, allergies, immunizations, obstetric history, stress and lifestyle as well as environmental factors including employment and residential history. But probably the most important are personal biomarkers.

In medicine, a biomarker is an indicator of a particular disease state or a particular state of a patient; blood pressure and cholesterol are two familiar ones. Over the past few decades, major advances in molecular analysis technologies have brought the definition of a biomarker to the arena of the genome. The present biomarkers that medicine relies on for disease diagnosis and prognosis are only a glimpse into the molecular basis of common diseases. The addition of genomic analysis would allow medicine to define diseases precisely, uniquely and unequivocally.

In a February 16th 2009 AP article Dr. Richard Schilsky, American Society of Clinical Oncology (ASCO) president, was quoted as saying that “a bad test is as dangerous to a patient as a bad drug.” “The tricky part is to figure out which of those (genetic differences) are clinically important and which are just variations that exist.” The most complete genomic testing is about uncovering a tumor’s genetic signature by measuring the gene expression activity that drives the aggressiveness of the tumor, its possibility of recurrence and what specific type of therapeutic regimen would save and optimize the patient’s quality of life.

Breast cancer, like all diseases, is very complex involving an individual’s genome interacting with its environment over time. Only 5% of breast cancers are due to inherited mutations; the other 95% are due to acquired somatic mutations and improperly regulated genes due to environmental factors. Why do some people get cancer and others don’t? Why is cancer more aggressive in some patients compared to others? Why does the same drug cure some patients and cause severe side effects in others?  Why does someone need twice the standard dose to have a positive effect while others need only half? Existing diagnostic procedures cannot answer these questions.

The answer and solution to all these questions is the same, genomics and personalized medicine. With the information available in our BioWindowsTM informatics system physicians would be able to stratify patients into cohorts with common, yet unique, disease characteristics. When you add a new patients genomic and life dynamics into the system for comparison they are added to groups that share the greatest number of similarities in all aspects. As the system grows you move further and further away from “generic” treatments, based on outdated clinical trials and trial and error medicine and enter the new era of truly personalized medicine.

Our Strategy

Product Strategy

We have identified our products for development based on the high prevalence, societal impact and economic consequences of certain serious medical conditions such as breast cancer. It has become apparent to us, with respect to breast cancer, that there remains an acute need for a robust staging classification system, as well as more effective predictive, and prognostic tools to assist in medical treatment decisions. Recently, the characterization of gene mutations and gene expression patterns as they relate to this disease has become the prime focus of a great deal of research and discovery.

Breast Cancer Chip

The National Cancer Institute (NCI) estimates that 182,460 women and 1,990 men will be diagnosed with and 40,480 women and 450 men will die of cancer of the breast in 2008. That means a woman is diagnosed with breast cancer every three minutes in the United States. NCI also estimates that approximately $8.1 billion is spent in the US each year on treatment of breast cancer and there are more than two million women alive in the United States who had a history of cancer of the breast.

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

Future Products

We are also working on gene markers for a comprehensive CancerChip TM and specific markers associated with prostrate, lung, liver, kidney and ovarian cancers. Certain genes associated with schizophrenia, Alzheimer disease, autoimmune system disorders, and metabolic and drug metabolism disorders have also been reviewed. We are continuing to work on the selection of newly discovered genes to be included in other products such as the NeuroChip TM and CardioChip TM.

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

•                  Probe Sensitivity - Sensitivity, as it applies to PNA chip probes, is the measure of how well the test nucleic acids hybridize to specific and complimentary DNA and RNA sequences in a given sample. The consequence of low attraction (low sensitivity) is quantitatively low sequence hybridization and a resulting loss in the power and specificity of genomic analysis, i.e. false negatives test results. A highly sensitive system has the ability to efficiently capture targeted gene sequences and accurately measure small variations in their expression. Sensitivity is affected by probe length, design and binding affinity, purity, and concentration within each spot in an array.

•                  Probe Specificity - Specificity, as it applies to PNA chip probes, is the ability for test nucleic acids to selectively hybridize to only those specific DNA and RNA sequences in a given sample to which hybridization is intended. The consequence of low selectivity (low specificity) is incorrect and erroneous hybridization, leading to imprecise genomic analysis, i.e. false positives test results. A highly specific system has the ability to capture only the relevant and intended target gene sequences, which only then provides the ability to measure small variations in gene expression. Specificity is affected by probe length, design and purity.

•                  Hybridization Speed - The number of tests, large volume of analyses required for each test, and required response time in a clinical setting demands speed. Hybridization speed is affected by probe binding affinity, spacing and density, steric hindrance (limited test specimen accessibility to the probe due to a large amount of unwanted molecules near the probe), and proximity of test probes to the DNA sample. Test probes are specific gene sequences synthesized for the purpose of capturing specific genes in each patient sample.

•                  Design Flexibility and Cost - A flexible manufacturing process and chip design allows for rapid development and modification of chip products at a low chip cost. A low chip cost will enable delivery of high margin products at a price point suitable for clinical requirements, and will help to encourage wide-scale adoption of high throughput genomic diagnostic testing.

Our Technological Solutions

Our silicon biochip gene detection platform consists of proprietary technologies incorporated into oligonucleotide and PNA chips, customized readers/scanners and our BioWindows genetic information interpretation system. The nano-biochip is built on a semiconductor substrate and contains oligonucleotide and/or PNA probes, which use hybridization to identify specific genes in cells from patient tissue or blood samples. The pools of cRNA or cDNA in patient samples are labeled with fluorescent molecules and then circulated through the integrated microfluidics biochip where complementary molecular binding takes place with the attached test probes. The remaining uncomplimentary cRNA or cDNA is then washed away.

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

Magnetic Labels

Our biochip platform can currently complete the hybridization process in 20 minutes. We are also developing a proprietary technology that labels nucleic acid target molecules with paramagnetic labels. Activation of a magnetic field under the probe molecules induces and directs rapid migration of the charge-labeled molecules to a solid support and could dramatically shorten the hybridization rate to five minutes.

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

The Genomic Health test works only for a subset of breast cancer patients. We have focused on providing testing that can benefit all breast cancer patients before they undergo any prescribed treatment. We believe that our strategy of early diagnosis, prognosis and personalized care will grow rapidly to become the “de facto” model in the breast cancer clinical market.

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

Agilent/Agendia

Like Affymetrix, Agilent can also make synthesized oligo chips, and Agendia buys this type of chip for their test. We believe that Agilent’s PROBE SENSITIVITY is about 16% compared to that of 4 - 10% for Affymetrix. We believe our PROBE SENSITIVITY could be 99% purified. Even if Agilent were to copy our approach in probe design, synthesis, and deposition, their chip performance would still be limited by their use of glass as a substrate. Glass lacks the necessary chemistry for advanced surface binding and enhanced hybridization performance. Should Agilent also switch to a semiconductor substrate, our product would still have an advantage because of its use of PNA probes, an advanced probe-binding system, and enhanced hybridization technologies discussed in elsewhere in this prospectus.

On February 6, 2007, the US Food and Drug Administration (FDA) approved Agendia’s 70-gene test for predicting breast cancer recurrence. The clearance of Agendia’s ‘de novo 510(k)’ application sets a precedent.  This will make it easier and faster for Iris to get approval for its Nano-Biochip. Agendia has previously received clearance from European authorities to market their test in Europe and they claim substantial progress in market acceptance and reimbursement.

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

The Company’s CEO has also been interviewed by radio shows in California and Florida. Since we launched our BioWindows™ medical information system on May 11, 2008, people have been entering their personal information into the system. Our desire is to launch BioWindows™ worldwide, customized to meet the local needs.

Our management realizes that one of the key ingredients to becoming a successful company is brand recognition so we will engage in more publicity campaigns. Customer and user training will also be provided to facilitate the use of our products and services. As far as sales channels are concerned, preliminary discussions have been made with major health care providers and HMOs. We have also been working with various patient advocacy groups as a part of our marketing outreach program.

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

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products that may be developed by us. The nature and the extent to which such regulations may apply will vary depending on the nature of the products. Our products can be marketed as clinical laboratory tests according the government CLIA standard without FDA approval, similar to Genomic Health’s Oncotype Dx test or as 510(k) products approved by the FDA, enabling our tests to be used in any certified laboratory. Agendia’s MammaPrint, which serves the same function as the Oncotype Dx, is approved by the FDA as a de novo 510(k) product. Human clinical trial was not required. Only human tissues were studied “in vitro” using their MammaPrint microarrays.

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

Although biochips similar to the one we intend to market have previously been considered Class II devices and therefore are only subject to premarket notification, since our products are   designed to enable a treating physician to prescribe a personalized treatment regimen there is a possibility that the FDA may consider our products a Class III device for this intended use requiring PMA. We intend to meet with the FDA to determine whether they will categorize our product for its current intended use as a Class II or Class III device. If the FDA determines that the intended use of our products would categorize our product as a Class II device we will submit a premarket notification to the FDA. However, in the event that the FDA determines that the intended use of our product would categorize it as a Class III device requiring premarket approval, we intend to modify the intended use to initially market our product as a test for predicting breast cancer recurrence and still file a 510(k) premarket notification. Then simultaneously with, or subsequent to, the filing of a premarket notification we will also file a PMA for use of our product by a treating physician to prescribe a personalized treatment regimen.

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

We believe that the initial FDA approval of our premarketing notification could be obtained in approximately three months, once we have submitted our 510(k) to the FDA for review; however, obtaining approval can take significantly longer if the FDA requests additional information with respect to the filing submitted. Failure to comply with the applicable United States medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, suspension of export certificates and criminal prosecution.

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

In addition, we will be subject to FDA regulations with respect to the import and export of any of our products. To the extent we may decide to utilize a foreign manufacturer, all foreign manufacturers must meet applicable United States medical device regulations in order to import devices. These requirements include registration of establishment, listing of devices, manufacturing in accordance with the quality system regulation and medical device reporting of adverse events. In addition, the foreign manufacturers must designate a United States agent. As with domestic manufacturers, foreign manufacturing sites are subject to FDA inspection. With respect to the exportation of our products, any medical device that is legally in the United States may be exported anywhere in the world without prior FDA notification or approval and the export restrictions only apply to unapproved devices, which have not been registered with the FDA. In addition, the United States exporter is required to comply with the laws of the importing country.

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

Employees

As of March 30, 2009 we have 5 full time and 10 part time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred  losses from operations of $5,959,405 as of December 31, 2008, from date of inception. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

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

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Effected.

Our management team has little experience in managing a public company. Accordingly, our internal controls over financial reporting, while they appear to be sufficient for our needs, may have weaknesses and conditions that will need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management’s assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

The successful commercialization of our nano-biochip based diagnostic kits is crucial for our success. Our proposed products and their potential applications are in an early stage of clinical and manufacturing/process development and face a variety of risks and uncertainties. Principally, these risks include the following:

•                  future clinical study results may show that the nano-biochip diagnostic kits is not an effective means of diagnosing the appropriate treatment for patients with cancer;

•                  future clinical study results may be inconsistent with our previous preliminary testing results and data from our earlier studies may be inconsistent with clinical data;

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

Although we may market our product as a CLIA test, similar to Genomic Health’s Oncotype Dx, it is our intent to obtain FDA pre-market clearance through the filing of a 501(k) for our products. Under the 510(k) pre-market clearance process the FDA generally has 90 days to review and make a decision on approving our 510(k); however, obtaining approval can take significantly longer if the FDA requests additional information with respect to the filing submitted. We cannot predict with any certainty the amount of time necessary to obtain such FDA approvals and whether any such approvals will ultimately be granted. Delays in obtaining FDA approvals of any proposed product and failure to receive such approvals would have an adverse effect on the product’s potential commercial success and on our business, prospects, financial condition, and results of operations.

In addition to the 510(k) pre-market clearance, we may be required to obtain pre-market approval (PMA) from the FDA. Although biochips similar to the one we intend to market have previously been exempt from obtaining pre-market approval from the FDA, since our products are designed to enable a treating physician to prescribe a personalized treatment regimen there is a possibility that the FDA may require our products to obtain pre-market approval. We will not know if pre-market approval will be required by the FDA until we make the appropriate filings. If the FDA does not view our products as exempt from pre-market approval, the use of our products could be delayed, halted or prevented, which would impair the commercialization of our products and could materially harm our business.

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

Our Competitive Position Depends On Maintaining Intellectual Property Protection.

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patents to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

We currently have four US patents granted. Any patents that have been, or may be, issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

If We Are Unable To Compete Successfully, We May Be Unable To Generate Revenues Or Achieve Profitability.

Some of our competition comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. We also face competition from companies, such as Genomic Health, that offers a 21-gene (including 5 control genes) signature “home-brew test” which is not FDA approved and Agendia B.V. that offers a 70-gene test for predicting breast cancer recurrence. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Healthcare LLC, Celera Genomics, a business segment of Applera Corporation, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, other small companies and academic and research institutions. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours.

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

Our Research And Development Efforts Will Be Hindered If We Are Not Able To Contract With Third Parties For Access To Archival Tissue Samples.

Our clinical development relies on our ability to secure access to excised tumors or tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Others have demonstrated their ability to study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to archival tumor tissue samples with hospitals or potential collaborators, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

Changes In Healthcare Policy Could Subject Us To Additional Regulatory Requirements That May Interrupt Commercialization Of The Nano-BioChip Gene Expression Kit And Increase Our Costs.

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for our nano-biochip gene expression kit based on existing healthcare policies. Changes in healthcare policy, such as the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of tests or services received, could substantially interrupt the sales of our nano-biochip gene expression kit, increase costs and divert management’s attention. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

We Are Controlled By Current Officers, Directors And Principal Stockholders.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 75% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.  This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

Risks Related To Our Common Stock

There is not now, and there may not ever be an active market for shares of our common stock.

In general, there has been very little trading activity in shares of our common stock. The small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Our Common Stock Is Subject To The “Penny Stock” Rules Of The SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•                  that a broker or dealer approve a person’s account for transactions in penny stocks; and

•                  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We currently have three facilities in California. Our headquarters is in Santa Clara, our laboratory is in San Leandro, and our informatics office is in Eureka.

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on August 1, 2008 and expires on July 31, 2009. We currently pay rent and related costs of approximately $400.00 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2009 and expires on December 31, 2009. We currently pay rent and related costs of approximately $1,600.00 per month.

We also lease our informatics office, which is located inside the Women’s Health Center at 2773 Harris Street, Eureka, CA 95503. We currently pay rent and related costs of approximately $400.00 per month.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on August 5, 2008 under the symbol “IRSB”.  The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2008 and through the interim period March 30, 2009.

	High Bid	Low Bid
Year Ended December 31, 2008

Third Quarter	$4.10	$1.50
Fourth Quarter	$2.00	$1.15

Year Ended December 31, 2009

First Quarter (through March 30, 2009)	$1.65	$1.01

As of March 30, 2009, we had 10,961,274 shares of common stock issued and outstanding and approximately 102 stockholders of record of our common stock.

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

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,325,696	$0.80.	240,188

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,325,696	$0.80.	240,188

RECENT SALES OF UNREGISTERED SECURITIES

During the Fiscal year ended December 31, 2008, we issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

On January 16, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 22,222 shares of our common stock for an aggregate purchase price of $50,000.

On February 19, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 11,111 shares of our common stock for an aggregate purchase price of $25,000.

On March 4, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 9,333 shares of our common stock for an aggregate purchase price of $21,000.

On March 5, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 1,778 shares of our common stock for an aggregate purchase price of $4,000.

On March 24, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 12,500 shares of our common stock for an aggregate purchase price of $28,125.

On March 26, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 44,444 shares of our common stock for an aggregate purchase price of $100,000

On April 3, 2008, we entered into a Common Stock Purchase Agreement with accredited investors for the sale of 22,222 shares of our common stock for an aggregate purchase price of $50,000.

On April 18, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 7,778 shares of our common stock for an aggregate purchase price of $17,500.

On May 27, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 22,222 shares of our common stock for an aggregate purchase price of $50,000.

On June 26, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 22,222 shares of our common stock for an aggregate purchase price of $50,000.

On July 9, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 35,555 shares of our common stock for an aggregate purchase price of $80,000.

On September 26, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 4,445 shares of our common stock for an aggregate purchase price of $10,000.

On December 3, 2008, we entered into a Common Stock Purchase Agreement with accredited investors for the sale of 6,666 shares of our common stock and warrants to purchase an additional 1,667 shares of common stock, aggregate purchase price of $15,000.

On December 8, 2008, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 4,444 shares of our common stock and warrants to purchase an additional 1,111 shares of common stock for an aggregate purchase price of $10,000.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Since inception on February 16, 1999 through December 31, 2008, we have sustained cumulative net losses of $5,955,850. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. We have four issued patents, and we launched our BioWindows medical informatics system on May 11, 2008. From inception through December 31, 2008, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. In 2009, we are planning to launch our BreastCancerChip, which can be marketed as a CLIA laboratory tests without FDA approval, similar to Genomic Health’s Oncotype Dx test, or as a 510(k) product approved by the FDA, enabling our test to be used in any certified laboratory. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

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

As of December 31, 2008 we had sold/issued 3,343,319 shares of common stock and 134,178 five-year warrants to 99 accredited investors. We received $2,789,943 on the sale of common stock and $37,500 on exercise of options. We issued 7,200,000 of common stock on transfer of technology worth $1,800,000 and issued 289,222 common stock for services worth $194,650

Plan of Operation

We are a life science company focused on the development and commercialization of a nano-biochip gene expression kit and an artificial intelligence system to assist in establishing the foundation for personalized medicine, which will initially be utilized in the treatment of breast cancer. Although we may market our products as CLIA laboratory tests, we are designing them to be approved by the FDA, which can then be used in any certified laboratory. Starting at the point of a breast biopsy diagnosis of cancer, the nano-biochip and informatics program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each patient’s particular type of cancer. Our product platform is expected to lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes and other gene-related metabolic problems .

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

Number of Employees

From our inception through the period ended December 31, 2008, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 5 full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2009 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2008, we have not generated any revenues and have incurred cumulative losses of $5,955,850. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses for year ended 2008 increased from $215,892 in 2007 to $691,376 in 2008, or $475,484. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses.  SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $200,115 for 2008 and $31,140 for 2007, a year-to-year increase of $168,975.  The remaining SG&A expenses required cash amounted to approximately $491,261 and $184,752 for 2008 and 2007, respectively. The increase in our SG&A is primarily attributed to increased costs in launching our BioWindows™ medical informatics system and preparing to launch our BreastCancerChip™ resulting in professional fees and additional staffing costs incurred in 2008.  We used stock in lieu of cash to conserve our cash resources, Research and development costs decreased from $182,507 in 2007 to $179,787 in 2008, or $2,720. The research & development costs have remained relative constant from year to year with a decrease of 1.5% as we develop our product for market.

 As a result of the above-mentioned expenses, net losses increased from $396,953 in 2007 to $883,530 in 2008, or $486,577.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital deficit of $35,141 as compared to working capital of $141,588 as of December 31, 2007. Our cash position was $990 as of December 31, 2008 compared to $179,617 as of December 31, 2007.  From inception to December 31, 2008 we have incurred an operating cash flow deficit of $2,637,838, which has been principally financed through the private placement of our common stock of $2,789,943, the exercise of stock options of $37,500, and loans from related party of $26,000.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

From April 30, 2006 through December 31, 2008, we completed the following financing transactions and raised $1,379,226 by issuing 658,464 shares of common stock at $2.00 or $2.25 per share.

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

f)	On February 7, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;
g)	On February 8, 2007, we issued 50,000 shares of common stock to investors and received net proceeds of $100,000;
h)	On February 9, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;
i)	On February 14, 2007, we issued 25,000 shares of common stock to investors and received net proceeds of $50,000;
j)	On February 15, 2007, we issued 25,000 shares of common stock to investors and received net proceeds of $50,000;
k)	On February 16, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;
l)	On February 20, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;
m)	On February 23, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;
n)	On March 1, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;
o)	On March 15, 2007, we issued 12,500 shares of common stock to an investor and received net proceeds of $25,000;
p)	On March 20, 2007, we issued 30,000 shares of common stock to an investor and received net proceeds of $60,000;
q)	On March 22, 2007, we issued 30,000 shares of common stock to an investor and received net proceeds of $60,000;
r)	On March 23, 2007, we issued 37,500 shares of common stock to an investor and received net proceeds of $75,000; and
s)	On April 11, 2007, we entered into an agreement to issue 12,500 shares of common stock to an investor for net proceeds of $25,000.
t)	On December 13, 2007, we entered into agreements to issue 22,222 shares of common stock to investors for net proceeds of $50,000.
u)	On January 16, 2008, we entered into an agreement to issue 22,222 shares of common stock to investors for net proceeds of $50,000.
v)	On February 19, 2008, we entered an agreement to issue 11,111 shares of common stock to an investor for net proceeds of $25,000.
w)	On March 4, 2008, we entered an agreement to issue 9,333 shares of common stock to an investor for net proceeds of $21,000.
x)	On March 5, 2008, we entered an agreement to issue 1,778 shares of common stock to an investor for net proceeds of $4,000.
y)	On March 24, 2008, we entered an agreement to issue 12,500 shares of common stock to an investor for net proceeds of $28,125.
z)	On April 3, 2008, we entered an agreement to issue 22,222 shares of common stock to investors for net proceeds of $50,000.
aa)	On April 18, 2008, we entered an agreement to issue 7,778 shares of common stock to an investor for net proceeds of $17,500.
bb)	On May 27, 2008, we entered an agreement to issue 22,222 shares of common stock to an investor for net proceeds of $50,000.
cc)	On June 26, 2008, we entered an agreement to issue 22,222 shares of common stock to an investor for net proceeds of $50,000.
dd)	On July 9, 2008, we entered an agreement to issue 35,555 shares of common stock to an investor for net proceeds of $80,000.
ee)	On September 26, 2008, we entered an agreement to issue 4,445 shares of common stock to an investor for net proceeds of $10,000.
ff)	On December 3, 2008, we entered an agreement to issue 6,666 shares of common stock and warrants to purchase 1,667 shares of our common stock to investors for net proceeds of $15,000.
gg)	On December 8, 2008, we entered an agreement to issue 4,444 shares of common stock and warrants to purchase 1,111 shares of our common stock to investors for net proceeds of $10,000.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 30, 2009, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on March 30, 2009, we will need additional equity or debt financing to meet our operating needs.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

 We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting  (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the Committee of Sponsoring Organisation of the Treadway Commission (“COSO”) framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management’s report in this annual report.

Changes.  During the most recent quarter ended December 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2008. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon S. M. Chin, MBA	49	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Ronald Mark Gemberling, M.D.	61	Chief Medical Officer

Scott M. Wheelwright, Ph.D.	54	Vice President, Operations

Ralph M. Sinibaldi, Ph.D.	61	Vice President, Product Development

Grace Osborne, MBA	41	Vice President, Business Development & Human Resources and Director

Daniel Farnum, M.D.	64	Director

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

Ralph M. Sinibaldi, Vice President, Product Development - Dr. Sinibaldi has been our Vice President of Product Development since July 2003. He was previously the Vice President, Product Development, at Genospectra, a microarray and reagent company. He was also a founding Vice President of AgraQuest; Vice President, Scientific Affairs, at Operon Technologies, Inc., the leading DNA manufacturing company, which was acquired by Qiagen, where he was responsible for the Microarray Business Unit and the science involved. Dr. Sinibaldi obtained a Ph.D. in experimental biology from the University of Illinois in 1978 and a M.S. (1974) and B.S. in biological sciences in 1970.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on a review of the copies of such forms received, we believe that during 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Simon Chin filed a Form 4 late five times.

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

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  Our Code of Business Conduct and Ethics has been filed as Exhibit 14 to this Report and is available on our web site at .

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
None	2008
None	2007

Employment Agreements with Executive Officers

We have not entered into employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the named executive officers as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Underexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #
Simon Chin	400,000	0	0	0.25	8/28/09	0
Ron Gemberling	40,000	0	0	1.00	10/2/14	0
Ron Gemberling	58,438	0	26,562	1.00	9/26/16	26,562
Ron Gemberling	26,756	0	115,941	2.25	9/16/18	115,941
Grace Osborne	27,500	0	0	0.50	9/23/13	0
Grace Osborne	18,906	0	8,594	1.00	9/26/16	8,594
Grace Osborne	38,000	0	0	1.00	9/26/16	0
Grace Osborne	58,438	0	26,562	1.00	9/26/16	26,562
Ralph Sinibaldi	25,000	0	0	1.00	9/26/16	0
Ralph Sinibaldi	58,438	0	26,562	1.00	9/26/16	26,562
Scott Wheelwright	10,000	0	0	1.00	9/26/16	0
Scott Wheelwright	58,438	0	26,562	1.00	9/26/16	26,562

Director Compensation

During the fiscal year ended December 31, 2008, the directors of the Company did not receive any compensation, except for the vesting of stock options previously granted to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 30, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin (3)	7,534,252	66.34%
Ronald Mark Gemberling (4)	139,424	1.26%
Scott M. Wheelwright (5)	93,750	*
Ralph M. Sinibaldi (6)	88,750	*
Grace Osborne (7)	186,540	1.68%
Daniel Farnum (8)	855,628	7.76%
All Executive Officers and Directors as a Group (6 persons) (9)	8,898,344	74.87%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054 .
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

(3)	Includes options to purchase 400,000 shares of common stock, which are currently vested.
(4)	Consists of options to purchase 139,424 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 128,272 shares of common stock.
(5)	Includes options to purchase 73,750 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 21,250 shares of common stock.
(6)	Includes options to purchase 88,750 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 21,250 shares of common stock.
(7)

Includes 36,665 shares owned by her spouse, options to purchase 149,875 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 28,125 shares of common stock.

(8)

Includes 42,000 shares owned by his spouse, 210,000 shares co-owned with his spouse and includes options to purchase 48,125 shares of common stock, which are currently vested, and warrants to purchase 27,806 shares of common stock, but does not include options to purchase an aggregate of 6,875 shares of common stock.

(9)	Includes options to purchase 899,924 shares of common stock and warrants to purchase 27,806 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On an ongoing basis Simon Chin, our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, has been providing us with interim financing, which we repay when funds are available. During the year ended December 31, 2008, Mr. Chin advanced an aggregate of $30,000 in 4 separate fundings and we had repaid Mr. Chin an aggregate of $4,000. We do not pay any interest on the money loaned to us by Mr. Chin.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $42,000 and $39,500, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007 were $750 and $750, respectively. These fees related to the preparation of federal income and state franchise tax returns.

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

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1	Registrant’s Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.2	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.3	Registrant’s Amended and Restated By-Laws (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on June 20, 2007).
10.1	1999 Stock Option Plan (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
10.2	2009 Stock Option Plan.
14	Code of Ethics (incorporated by reference to the exhibits to the Registrant’s Form 10-KSB filed on March 31, 2008)
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
March 31, 2009	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief Financial Officer and Director (Principal	March 31, 2009
Simon Chin	Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	March 31, 2009
Grace Osborne	Director

/s/ Daniel Farnum	Director	March 31, 2009
Daniel Farnum, M.D.

IRIS BIOTECHNOLOGIES, INC.

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Iris BioTechnologies Inc.

Santa Clara, California

We have audited the accompanying balance sheets of Iris BioTechnologies Inc. as of December 31, 2008 and 2007, and the related statements of losses, deficiency in stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2008 and the period February 16, 1999 (date of inception) through December 31, 2008 for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iris BioTechnologies Inc. (a development stage company) at December 31, 2008 and 2007 and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2008 and the period February 16, 1999 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

RBSM LLP

Certified Public Accountants

New York, New York

March 30, 2009

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash	$990	$179,617
Total current assets	990	179,617

Property, plant and equipment, net of accumulated depreciation of $165,334 and $151,186 as of December 31, 2008 and 2007, respectively (Note B)	59,382	55,442

Total assets	$60,372	$235,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note C)	$10,131	$38,029
Notes payable, related party	26,000	—
Total current liabilities	36,131	38,029

STOCKHOLDERS’ EQUITY
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2008 and 2007 (Note E)	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 10,932,541 and 10,655,377 shares issued and outstanding as of December 31, 2008 and 2007, respectively (Note E)	4,822,092	4,208,066
Additional paid in capital	1,277,363	1,222,347
Deferred compensation	(119,364)	(161,063)
Deficit accumulated during development stage	(5,955,850)	(5,072,320)
Total stockholders’ equity	24,241	197,030

Total liabilities and stockholders’ equity	$60,372	$235,059

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF LOSSES

			For the period from
			February 16, 1999 (date of
	For the year ended December 31,		inception) through
	2008	2007	December 31, 2008
Operating expenses:
Selling, general and administrative	$691,376	$215,892	$2,610,150
Research and development (Note A)	179,787	182,507	1,345,671
Impairment of intellectual property	—	—	1,838,250
Depreciation	14,148	6,963	165,334
Total operating expenses	885,311	405,362	5,959,405

Net loss from operations	(885,311)	(405,362)	(5,959,405)

Other income (expense)
Interest income (expense)	2,581	9,277	11,591

Net loss before provision for income taxes	(882,730)	(396,085)	(5,947,814)

Income taxes	800	868	8,036

Net Loss	$(883,530)	$(396,953)	$(5,955,850)

Loss per common share-basic and fully diluted	$(0.08)	$(0.04)	$(0.63)

Weighted average number of common shares outstanding-basic and fully diluted	10,829,525	10,583,504	9,443,806

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

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

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	10,655,377	$4,208,066	$1,222,347	$(161,063)	$(5,072,320)	$197,030
Sale of common stock in January 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Common stock issued in January 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Sale of common stock in February 2008 at $2.25 per share	—	—	11,111	25,000	—	—	—	25,000
Common stock issued in February 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Sale of common stock in March 2008 at $2.25 per share	—	—	68,055	153,125				153,125
Common stock issued in March 2008 at $2.25 per share in exchange for services rendered	—	—	6,222	14,000	—	—	—	14,000
Sale of common stock in April 2008 at $2.25 per share	—	—	30,000	67,501	—	—	—	67,501
Common stock issued in April 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Sale of common stock in May 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Common stock issued in May 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	9,000
Subtotal	—	$—	10,831,209	$4,603,692	$1,222,347	$(161,063)	$(5,072,320)	$592,656

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	10,831,209	$4,603,692	$1,222,347	$(161,063)	$(5,072,320)	$592,656
Fair value of vested options issued in exchange for services rendered	—	—	—	—	55,016	—	—	55,016
Sale of common stock in June 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	50,000
Common stock issued in July 2008 at $2.25 per share in exchange for services rendered	—	—	8,000	18,000	—	—	—	18,000
Sale of common stock in July 2008 at $2.25 per share	—	—	35,555	80,000	—	—	—	80,000
Common stock issued in September 2008 at $2.00 per share in exchange for services rendered	—	—	4,000	8,000	—	—	—	8,000
Sale of common stock in September 2008 at $2.25 per share	—	—	4,445	10,000	—	—	—	10,000
Common stock issued in October 2008 at $1.35 per share in exchange for services rendered	—	—	4,000	5,400	—	—	—	5,400
Common stock issued in November 2008 at $1.95 per share in exchange for services rendered	—	—	8,000	15,600	—	—	—	15,600
Sale of common stock in December 2008 at $2.25 per share	—	—	11,110	25,000				25,000
Common stock issued in December 2008 at $1.60 per share in exchange for services rendered	—	—	4,000	6,400	—	—	—	6,400
Amortization of deferred compensation	—	—	—	—	—	41,699	—	41,699
Net Loss	—	—	—	—	—	—	(883,530)	(883,530)
Balance, December 31, 2008	—	$—	10,932,541	$4,822,092	$1,277,363	$(119,364)	$(5,955,850)	$24,241

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF CASH FLOWS

			For the period from
			February 16, 1999 (date
	For the year ended December 31,		of inception) through
	2008	2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(883,530)	$(396,953)	$(5,955,850)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	14,148	6,963	165,334
Amortization of deferred compensation	41,699	5,227	46,926
Common stock issued in exchange for services rendered	103,400	—	194,650
Common stock issued in exchange for intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	55,016	25,913	1,111,073
(Increase) decrease in:
Prepaid expenses	—	13,393	—
Increase (decrease) in:
Accounts payable and accrued liabilities	(26,760)	(26,052)	29
Net cash (used in) operating activities:	(696,027)	(371,509)	(2,637,838)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(19,226)	(41,541)	(214,615)
Net cash (used in) investing activities:	(19,226)	(41,541)	(214,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	510,626	671,000	2,789,943
Exercise of common stock options	—	—	37,500
Net proceeds (payments), related party	26,000	(92,000)	26,000
Net cash provided by financing activities	536,626	579,000	2,853,443

(Decrease) increase in cash and cash equivalents	(178,627)	165,950	990
Cash and cash equivalents beginning of period	179,617	13,667	—
Cash and cash equivalents end of period	$990	$179,617	$990

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$800	$825	$1,625
Common stock issued in exchange for services	$103,400	$—	$194,650
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000
Options and warrants issued in exchange for services rendered	$55,016	$25,913	$1,111,073

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Iris Biotechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises (“SFAS No.7”) and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2008, the Company has accumulated losses of $5,955,850.

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the years ended December 31, 2008 and 2007 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred expenditures of $179,787, $182,507 and $1,345,671 on research and product development for the years ended December 31, 2008, 2007, and the period from February 16, 1999 (date of inception) to December 31, 2008, respectively.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $883,530 during the year ended December 31, 2008 and $396,953 during the year ended December 31, 2007. The Company used $696,027, $371,509 and $2,637,838 in cash for operating activities for the years ended December 31, 2008, 2007, and the period from February 16, 1999 (date of inception) to December 31, 2008, respectively. For the period from inception through December 31, 2008, the Company has accumulated losses of $5,955,850. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2008 and 2007.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Dependency on key management

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer , Chief Financial Officer and the majority shareholder  (see Note J).

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

For the year ended December 31, 2007, the Company granted 100,000 warrants to purchase the Company’s common stock with exercise prices of $2.25 per share vesting over four years and expiring five years from date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility of 95.17%; risk free interest rate from 3.71%. The fair value of $166,290 was recorded as deferred compensation and is amortized ratably over the four years to earnings. For the years ended December 31, 2008 and 2007, the Company recorded amortization of $41,699 and $5,227, respectively.

For the year ended December 31, 2008, the Company granted 167,696 employee options to purchase the Company’s common stock at $2.25 per share over ten years, vesting in four years. The fair value of the vested portion of $55,016 was charged to current period operations.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

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

From the date of inception through December 31, 2008, the Company has not generated any revenue.

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

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,”Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “ (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
Computer equipment	$61,201	$55,190
Office equipment	1,728	1,728
Furniture and fixtures	3,586	1,806
Manufacturing equipment	158,201	147,904
	224,716	206,628
Less: accumulated depreciation	(165,334)	(151,186)
	$59,382	$55,442

During the years ended December 31, 2008 and 2007, depreciation expense charged to operations was $14,148 and $6,963, respectively.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Accounts payable and accrued expenses	$10,131	$38,029

NOTE D - RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in February 1999. No formal repayment terms or arrangements exist. The net amount of outstanding at December 31, 2008 and 2007 were $26,000 and $-0-, respectively, net of cash repayments. The Company has not accrued any interest on these notes.

NOTE E - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par or stated value preferred stock. From date of inception through December 31, 2008, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par or stated value common stock. As of December 31, 2008 and 2007; the Company has 10,932,541 and 10,655,377 shares of common stock issued and outstanding, respectively.

On April 9, 2003, the Company effected a two-for-one (2 for 1) stock split of its outstanding shares of common stock, no par or stated value. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the split.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE E - STOCKHOLDER EQUITY (continued)

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

During the year ended December 31, 2008, the Company issued an aggregate of 50,222 shares of common stock to consultants for services in the amount of $103,400. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

NOTE F – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2008:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$2.00	31,400	2.71	$2.00	31,400	$2.00
2.25	102,778	3.91	2.25	25,299	2.25
	134,178			56,699

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE F – WARRANTS AND OPTIONS

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	17,500	$2.00
Granted	113,900	2.22
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	131,400	$2.19
Granted	2,778	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	134,178	$2.20

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

During the year ended December 31, 2007, the Company granted 100,000 stock options with an exercise price of $2.25 vesting over four years and expiring five years from issuance.  The fair value (as described below) of $166,290 was recorded as deferred compensation and is amortized ratably over the four years to earnings. For the year ended December 31, 2008 and 2007, the Company recorded amortization of $41,699 and $5,227, respectively.

The weighted-average fair value of these warrants granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE F – WARRANTS AND OPTIONS

Warrants (continued)

For the year ended December 31, 2007:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.71%
Expected stock price volatility	95.17%
Expected dividend payout	—
Expected option life-years (a)	5

(a)The expected option life is based on contractual expiration dates

During the year ended December 31, 2008, in connection with the sale of the Company’s common stock; the Company granted an aggregate of 2,778 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a non qualified stock option plan at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.25	400,000	0.16	$0.25	400,000	$0.25
0.50	356,000	1.84	0.50	356,000	0.50
1.00	992,000	6.30	1.00	779,500	1.00
2.25	167,696	9.41	2.25	24,456	2.25

	1,915,696		0.86	1,559,956	0.86

Transactions involving employee stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006:	1,748,000	$0.73
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	1,748,000	$0.73
Granted	167,696	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008:	1,915,696	$0.86

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE F – WARRANTS AND OPTIONS

Employee Options (continued)

During the year ended December 31, 2008, the Company granted 167,696 employee stock options with an exercise price of $2.25 vesting over four years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $55,016 was charged to current period earnings.

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For year ended December 31, 2008:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.25%
Expected stock price volatility	236.71%
Expected dividend payout	—
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees under a non qualified stock option plan at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.25	60,000	0.39	$0.25	60,000	$0.25
0.50	240,000	1.71	0.50	240,000	0.50
1.00	110,000	7.21	1.00	101,250	1.00

	410,000		0.60	245,000.60

Transactions involving non employee stock options issued are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006:	410,000	$0.60
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	410,000	$0.60
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008:	410,000	$0.60

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2008	2007
Net income loss available to Common stockholders	$(883,530)	$(396,953)
Basic and diluted earning (loss) per share	$(0.08)	$(0.04)
Weighted average common shares outstanding	10,829,525	10,583,504

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s financial statements for the year ending December 31, 2008.

Components of deferred tax assets as of December 31, 2008 are as follows:

Non current:
Net operating loss carryforward	$2,085,000
Valuation allowance	(2,085,000)
Net deferred tax asset	$—

NOTE I - COMMITMENTS AND CONTINGENCIES

Lease Commitments

We currently have three facilities in California. Our headquarters is in Santa Clara, our laboratory is in San Leandro, and our informatics office is in Eureka.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease and related payments are as follows:

2009	$28,800
2010	-0-
2011	-0-
2012	-0-
2013 and after	-0-

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on August 1, 2008 and expires on July 31, 2009. We currently pay rent and related costs of approximately $400.00 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2009 and expires on December 31, 2009. We currently pay rent and related costs of approximately $1,600.00 per month.

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

NOTE J - SUBSEQUENT EVENTS

On February 27, 2009, the Board of Directors approved the 2009 Stock Option Plan (the “Plan”) whereby the Plan is intended as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company. In the same meeting the Board approved the extension of the expiration period of the existing stock options by six months.

As of March 27, 2009 the Company issued 105,000 nonqualified stock options to the Company’s scientific advisory board. The options were granted at $1.40 and have a 3-year vesting period.

As of March 30, 2009, subsequent to the date of the financial statements, the Company issued an aggregate of 10,066 shares of restricted common stock in exchange for cash at $2.25 per share along with 2,517 warrants to purchase common stock at an exercise price of $2.25 per share for five years and 18,667 shares of restricted common stock in exchange for services valued at $2.25 per share. Also, the Company’s majority shareholder and CEO had loaned the Company $27,500 to cover the Company’s operating expenses.