Form 10-Q
period 2009-03-31
IRIS BIOTECHNOLOGIES INC
filed 2009-05-15
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 15, 2009 the issuer had 11,169,832 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Unaudited Condensed Balance Sheets as of March 31, 2009 and December 31, 2008	4

Unaudited Condensed Statements of Losses for the three months ended March 31, 2009 and 2008 and the period February 16, 1999 (date of inception) to March 31, 2009	5

Unaudited Condensed Statement of Stockholders’ (deficit) Equity for the period February 16, 1999 (date of inception) to March 31, 2009	6

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and the period February 16, 1999 (date of inception) to March 31, 2009	13

Notes to the Unaudited Condensed Financial Statements	14

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$30,921	$990
Total current assets	30,921	990

Property, plant and equipment, net of accumulated depreciation of $169,401 and $165,334 as of March 31, 2009 and December 31, 2008, respectively	55,315	59,382

Total assets	$86,236	$60,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,401	$10,131
Notes payable, related party	53,500	26,000
Total current liabilities	115,901	36,131

STOCKHOLDERS’ EQUITY
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 10,961,274 and 10,932,541 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	4,863,969	4,822,092
Additional paid in capital	1,181,578	1,277,363
Deferred compensation	—	(119,364)
Deficit accumulated during development stage	(6,075,212)	(5,955,850)
Total stockholders’ (deficit) equity	(29,665)	24,241

Total liabilities and stockholders’ equity	$86,236	$60,372

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF LOSSES

(unaudited)

			For the period from
			February 16, 1999 (date of
	For the three months ended March 31,		inception) through March
	2009	2008	31, 2009
Operating expenses:
Selling, general and administrative	$112,491	$233,346	$2,722,641
Research and development (Note A)	2,727	32,910	1,348,398
Impairment of intellectual property	—	—	1,838,250
Depreciation	4,067	3,195	169,401
Total operating expenses	119,285	269,451	6,078,690

Net loss from operations	(119,285)	(269,451)	(6,078,690)

Other income (expense)
Interest income (expense)	—	1,373	11,591

Net loss before provision for income taxes	(119,285)	(268,078)	(6,067,099)

Income taxes	77	800	8,113

Net Loss	$(119,362)	$(268,878)	$(6,075,212)

Loss per common share-basic and fully diluted	$(0.01)	$(0.03)	$(0.64)

Weighted average number of common shares outstanding-basic and fully diluted	10,937,178	10,690,413	9,479,777

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

(unaudited)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	9,717,400	$2,913,700	$101,596	$—	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	—	—	35,378	17,689	—	—	—	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	—	—	20,000	10,000	—	—	—	10,000
Sale of common stock in March 2003 at $0.50 per share	—	—	100,000	50,000	—	—	—	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	—	—	6,000	3,000	—	—	—	3,000
Sale of common stock in July 2003 at $1.00 per share	—	—	63,080	63,080	—	—	—	63,080
Sale of common stock in September 2003 at $1.00 per share	—	—	25,000	25,000	—	—	—	25,000
Sale of common stock in December 2003 at $1.00 per share	—	—	32,597	32,597	—	—	—	32,597
Net loss	—	—	—	—	—	—	(216,804)	(216,804)
Balance at December 31, 2003	—	—	9,999,455	3,115,066	101,596	—	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	—	—	2,000	2,000	—	—	—	2,000
Sale of common stock in September 2004 at $1.00 per share	—	—	20,000	20,000	—	—	—	20,000
Sale of common stock in November 2004 at $1.00 per share	—	—	30,000	30,000	—	—	—	30,000
Sale of common stock in December 2004 at $1.00 per share	—	—	73,500	73,500	—	—	—	73,500
Net loss	—	—	—	—	—	—	(205,640)	(205,640)
Balance at December 31, 2004	—	—	10,124,955	3,240,566	101,596	—	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	—	—	28,900	28,900	—	—	—	28,900
Net loss	—	—	—	—	—	—	(197,277)	(197,277)
Balance at December 31, 2005	—	$—	10,153,855	$3,269,4660	$101,596.	$—	$(3,535,808.)	$(164,746.)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

(unaudited)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Compensation	Development stage	Total
Balance forward	—	$—	10,932,541	$4,822,092	$1,277,363	$(119,364)	$(5,955,850)	$24,241
Common stock issued in March 2009 at $1.03 per share in exchange for services rendered	—	—	18,667	19,227	—	—	—	19,227
Sale of common stock in March 2009 at $2.25 per share	—	—	10,066	22,650	—	—	—	22,650
Fair value of vested options for services rendered	—	—	—	—	23,579	—	—	23,579
Cancelled non vested warrants previously issued	—	—	—	—	(119,364)	119,364	—	—
Net Loss, March 31, 2009	—	—	—	—	—	—	(119,362)	(119,362)
Balance, March 31, 2009	—	$—	10,961,274	$4,863,969	$1,181,578	$—	$(6,075,212)	$(29,665)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,		For the period from February 16, 1999 (date of inception) through
	2009	2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,362)	$(268,878)	$(6,075,212)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	4,067	3,195	169,401
Amortization of deferred compensation	—	10,377	46,926
Common stock issued in exchange for services rendered	19,227	32,000	213,877
Common stock issued in exchange for intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	23,579	—	1,134,652
(Increase) decrease in:
Prepaid expenses	—	—	—
Increase (decrease) in:
Accounts payable and accrued liabilities	52,270	17,827	52,299
Net cash (used in) operating activities:	(20,219)	(205,479)	(2,658,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	(11,881)	(214,615)
Net cash (used in) investing activities:	—	(11,881)	(214,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	22,650	228,125	2,812,593
Exercise of common stock options	—	—	37,500
Net (payments) proceeds, related party	27,500	—	53,500
Net cash provided by financing activities	50,150	228,125	2,903,593

Increase (decrease) in cash and cash equivalents	29,931	10,765	30,921
Cash and cash equivalents beginning of period	990	179,617	—
Cash and cash equivalents end of period	$30,921	$190,382	$30,921

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$77	$800	$1,702
Common stock issued in exchange for services	$19,227	$32,000	$213,877
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000
Options and warrants issued in exchange for services rendered	$23,579	$—	$1,134,652

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2009.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises (“SFAS No.7”) and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2009, the Company has accumulated losses of $6,075,212.

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

MARCH 31, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three periods ended March 31, 2009 and 2008 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $2,727 and $32,910 for the three month periods ended March 31, 2009 and 2008, respectively; and $1,348,398 from the period from February 16, 1999 (date of inception) to March 31, 2009. The Company primarily uses stock or stock option for compensation, and key R&D equipment expenses were incurred in the second half of 2008.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $119,362 during the three month period ended March 31, 2009 and $268,878 during the three month period ended March 31, 2008. For the period from inception through March 31, 2009, the Company has accumulated losses of $6,075,212. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2009.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations or cash flows.

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

For the three month period ended March 31, 2009, the Company granted 105,000 non-employee options to purchase the Company’s common stock at $1.40 per share over ten years, vesting in three years. The fair value of the vested portion was charged to current period operations.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

From the date of inception through March 31, 2009, the Company has not generated any revenue.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption did not have a material impact on its financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption did not have a material impact on its financial position results of operations or cash flows.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company did not have a material impact of adopting EITF 07-1 on our financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company did not have a material impact with the adoption of SFAS No. 161 on its financial position, results of operations or cash flows.

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

MARCH 31, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “ (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company did not have a material impact with the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company did not have a material impact with the adoption of FSP EITF No. 03-6-1 on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company’s financial statements.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	158,201	158,201
	224,716	224,716
Less: accumulated depreciation	(169,401)	(165,334)
	$55,315	$59,382

During the three month period ended March 31, 2009 and 2008, depreciation expense charged to operations was $4,067 and $3,195, respectively.

NOTE C — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accounts payable and accrued expenses	$62,401	$10,131

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE D — RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount  outstanding at March 31, 2009 and December 31, 2008 was $53,500 and $26,000, respectively.

NOTE E — STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par or stated value preferred stock. From date of inception through March 31, 2009, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par or stated value common stock. As of March 31, 2009  the Company has 10,961,274 shares of common stock issued and outstanding.

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

MARCH 31, 2009

(Unaudited)

NOTE E —STOCKHOLDER EQUITY (continued)

Common stock (continued)

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

During the three month period ended March 31, 2009, the Company issued 18,667 shares of common stock for services in the amount of $19,227. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

NOTE F — WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2009:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$2.00	31,400	2.45	$2.00	31,400	$2.00
2.25	23,629	3.79	2.25	23,629	2.25
	55,029			55,029

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	131,400	$2.19
Issued	2,778	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	134,178	$2.20
Issued	2,517	2.25
Exercised	—	—
Canceled or expired	(81,666)	—
Outstanding at March 31, 2009	55,029	$2.11

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE F — WARRANTS AND OPTIONS

Warrants (continued)

During the year ended December 31, 2008, in connection with the sale of the Company’s common stock; the Company granted an aggregate of 2,778 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

During the three months ended March 31, 2009, in connection with the sale of the Company’s common stock; the Company granted an aggregate of 2,517 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

During the three months ended March 31, 2009, 81,666 non vested warrants previously issued in connection with services were returned and canceled.

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.50	276,000	2.07	0.50	276,000	0.50
1.00	992,000	6.05	1.00	822,000	1.00
2.25	167,696	9.16	2.25	34,937	2.25

	1,435,696		1.05	1,132,937	0.92

Transactions involving employee stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2007:	1,748,000	$0.73
Granted	167,696	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	1,915,696	$0.86
Granted	—	—
Exercised	—	—
Canceled or expired	(480,000)	0.25
Outstanding at March 31, 2009:	1,435,696	$1.05

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE F — WARRANTS AND OPTIONS

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

(a)The expected option life is based on contractual expiration dates

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees under a stock option plan at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.25	60,000	0.14	$0.25	60,000	$0.25
0.50	200,000	1.77	0.50	200,000	0.50
1.00	110,000	6.96	1.00	110,000	1.00
1.40	105,000	9.99	1.40	—	1.40

	475,000		0.78	370,000	0.61

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE F — WARRANTS AND OPTIONS

Non employee options

Transactions involving non employee stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2007:	410,000	$0.60
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	410,000	$0.60
Granted	105,000	1.40
Exercised	—	—
Canceled or expired	(40,000)	(0.25)
Outstanding at March 31, 2009:	475,000	$0.78

During the three months ended March 31, 2009, the Company granted 105,000 non employee stock options with an exercise price of $1.40 vesting over three years and expiring ten years from issuance.  None of the above options was vested during the quarter ended March 31, 2009.  The fair value of $0 was charged to current period earnings.

On February 27, 2009, the Board approved the extension of the expiration period of the existing stock options by six months.  Upon further review, the Company has not effected such change to the existing stock options. (refer Note —I)

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	Three months ended March 31,	Three months ended March 31,
	2009	2008
Net income loss available to Common stockholders	$(119,362)	$(268,878)
Basic and diluted earning (loss) per share	$(0.01)	$(0.03)
Weighted average common shares outstanding	10,937,178	10,690,413

In April 2003, a two (2) for one (1) stock split of the Company’s common stock was effected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE H - INCOME TAXES (continued)

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6,000,000 which expires through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,040,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of March 31, 2009 are as follows:

Non current:
Net operating loss carryforward	$2,040,000
Valuation allowance	(2,040,000)
Net deferred tax asset	$—

NOTE I — SUBSEQUENT EVENTS

The 10-K reported the extension of the expiration period of the existing stock options by six months by Board resolution dated February 27, 2009.  Upon further review in April 2009, after the original expiration date for options for three optionees to purchase a total of 520,000 shares of common stock had expired, it was determined that such extensions were not in compliance with law and, therefore, were not implemented. The Company is in discussions with the optionees who were adversely affected by this determination to reach a resolution satisfactory to all parties and believes there will not be any material risk to its business resulting from this resolution.

In the months of April and May 2009, the Company issued an aggregate of 196,250 shares of its common stock in connection with the exercise of options and 12,308 shares of its common stock for services rendered.

In the months of April and May 2009, the Company’s CEO loaned $46,700, net of repayments.  The loans are demand and non-interest bearing.

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

Overview

Since inception on February 16, 1999 through March 31, 2009, we have sustained cumulative net losses of $6,075,212. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. We have four issued patents, and we launched our BioWindows™ 2.0 medical informatics system in January 2009. We are building a new commercial Nano-biochip™ manufacturing system and we expect to begin testing it June or July 2009. We already have automated patient sample preparation equipment.  Our clinical study, with hospital Internal Review Board (IRB) approval, is expected to begin in July or August 2009.  This is in preparation for launching our clinical BreastCancerChip™, which can be marketed as a CLIA laboratory tests without FDA approval, similar to Genomic Health’s Oncotype Dx test, or as a 510(k) product approved by the FDA, enabling our test to be used in any certified laboratory. From inception through March 31, 2009, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have no debt with the exception of related party notes. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

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

Number of Employees

From our inception, we have principally relied on the services of outside consultants and part-time employees for services. As of May 15, 2009, we have five full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2009 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through March 31,2009, we have incurred cumulative losses of $6,075,212. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $120,855 from $233,346 for the three months ended March 31, 2008 to $112,491 for the three months ended March 31, 2009. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $42,377 for the three months ended March 31, 2008 and $42,806 for the three months ended March 31, 2009, a period to period increase of $429. The remaining SG&A expenses which required cash amounted to approximately $58,097 and $190,969 for the three months ended March 31, 2009 and 2008, respectively. The decease is primarily from a reduction in professional service providers and in staff salaries. We used stock in lieu of cash to conserve our cash resources.

Research and development costs deceased from $32,910 for the three months ended March 31, 2008 to $2,727 for the three months ended March 31, 2009. We compensate with stock options.

As a result of the above-mentioned expenses, net losses deceased from $268,878 for the three months ended March 31, 2008 to $119,362 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had working capital deficit of $84,980 as compared to working capital deficit of $35,141 as of December 31, 2008. Our cash position was $30,921 as of March 31, 2009 compared to $990 as of December 31, 2008. From inception to March 31, 2009 we have incurred an operating cash flow deficit of $2,658,057, which has been principally financed through the private placement of our common stock and borrowing from related parties. As of March 31, 2009, we have no long term debt.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through May 15, 2009, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on May 15, 2009, we will need additional equity or debt financing to meet our current operating needs.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2009, we issued and sold 10,066 shares of common stock for proceeds of $22,650.  In connection with the sale of our common stock, we issued 2,517 warrants to purchase our common stock at $2.25 per share for the next five years.

In addition, we issued 18,667 shares of common stock to consultants for services rendered in the amount of $19,227. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
May 15, 2009	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)