Form 10-Q
period 2009-06-30
IRIS BIOTECHNOLOGIES INC
filed 2009-08-13
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 13, 2009 the issuer had 11,185,526 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Unaudited Condensed Balance Sheets as of June 30, 2009 and December 31, 2008	4

Unaudited Condensed Statements of Losses for the three and six months ended June 30, 2009 and 2008 and the period February 16, 1999 (date of inception) to June 30, 2009	5

Unaudited Condensed Statement of Stockholders’ (deficit) Equity for the period February 16, 1999 (date of inception) to June 30, 2009	6

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and the period February 16, 1999 (date of inception) to June 30, 2009	13

Notes to the Unaudited Condensed Financial Statements	14

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$2,969	$990
Total current assets	2,969	990

Property, plant and equipment, net of accumulated depreciation of $174,217 and $165,334 as of June 30, 2009 and December 31, 2008, respectively	57,802	59,382

Total assets	$60,771	$60,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,125	$10,131
Notes payable, related party	104,700	26,000
Total current liabilities	180,825	36,131

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 11,177,105 and 10,932,541 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	5,003,728	4,822,092
Additional paid in capital	1,890,781	1,277,363
Common stock subscription receivable	(108,750)	—
Deferred compensation	—	(119,364)
Deficit accumulated during development stage	(6,905,813)	(5,955,850)
Total stockholders’ (deficit) equity	(120,054)	24,241

Total liabilities and stockholders’ (deficit) equity	$60,771	$60,372

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF LOSSES

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,		For the period from February 16, 1999 (date of inception) through June 30,
	2009	2008	2009	2008	2009
Operating expenses:
Selling, general and administrative	$797,891	$221,462	$910,382	$454,809	$3,520,532
Research and development (Note A)	27,895	71,816	30,622	104,726	1,376,293
Impairment of intellectual property	—	—	—	—	1,838,250
Depreciation	4,816	3,331	8,883	6,526	174,217
Total operating expenses	830,602	296,609	949,887	566,061	6,909, 292

Net loss from operations	(830,602)	(296,609)	(949,887)	(566,061)	(6,909,292)

Other income (expense)
Interest income (expense)	—	874	—	2,247	11,591

Net loss before provision for income taxes	(830,602)	(295,735)	(949,887)	(563,814)	(6,897,701)

Income taxes	—	—	76	800	8,112

Net Loss	$(830,602)	$(295,735)	$(949,963)	$(564,614)	$(6,905,813)

Loss per common share-basic and fully diluted	$(0.07)	$(0.03)	$(0.09)	$(0.05)	$(0.73)

Weighted average number of common shares outstanding-basic and fully diluted	11,142,855	10,812,435	11,040,585	10,751,761	9,519,751

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Common stock issued in February 1999 in exchange for intellectual property at $0.25 per share	—	$—	7,200,000	$1,800,000	$—	$—	$—	$—	$1,800,000
Common stock issued in March 1999 in exchange for services rendered at $0.25 per share	—	—	120,000	30,000	—	—	—	—	30,000
Sale of common stock in March 1999 at $0.25 per share	—	—	220,000	55,000	—	—	—	—	55,000
Fair value of options issued in March 1999 in exchange for services rendered	—	—	—	—	9,240	—	—	—	9,240
Common stock issued in April 1999 in exchange for services rendered at $0.25 per share	—	—	33,000	8,250	—	—	—	—	8,250
Sale of common stock in April 1999 at $0.25 per share	—	—	107,000	26,750	—	—	—	—	26,750
Exercise of options in April 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	—	12,500
Sale of common stock in August 1999 at $0.25 per share	—	—	50,000	25,000	—	—	—	—	25,000
Fair value of options issued in September 1999 in exchange for services rendered	—	—	—	—	16,612	—	—	—	16,612
Sale of common stock in November 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	—	12,500
Exercise of options in November 1999 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	(2,087,103)	(2,087,103)
Balance at December 31, 1999	—	$—	7,880,000	$1,995,000	$25,852	$—	$—	$(2,087,103)	$(66,251)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	7,880,000	$1,995,000	$25,852	$—	$—	$(2,087,103)	$(66,251)
Sale of common stock in June 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	50,000
Sale of common stock in July 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	—	125,000
Sale of common stock in August 2000 at $0.50 per share	—	—	164,000	82,000	—	—	—	—	82,000
Common stock issued in August 2000 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	10,000
Sale of common stock in September 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	—	125,000
Sale of common stock in November 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	(378,039)	(378,039)
Balance at December 31, 2000	—	—	8,764,000	2,437,000	25,852	—	—	(2,465,142)	(2,290)
Fair value of options issued in January 2000 in exchange for services rendered	—	—	—	—	57,852	—	—	—	57,852
Sale of common stock in January 2001 at $0.50 per share	—	—	244,000	122,000	—	—	—		122,000
Net loss	—	—	—	—	—	—	—	(266,224)	(266,224)
Balance at December 31, 2001	—	—	9,008,000	2,559,000	83,704	—	—	(2,731,366)	(88,662)
Common stock issued in January 2002 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	10,000
Sale of common stock in March 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	25,000
Sale of common stock in April 2002 at $0.50 per share	—	—	200,000	100,000	—	—	—	—	100,000
Fair value of options issued in May 2002 in exchange for services rendered	—	—	—	—	17,892	—	—	—	17,892
Sale of common stock in May 2002 at $0.50 per share	—	—	60,000	30,000	—	—	—	—	30,000
Sale of common stock in July 2002 at $0.50 per share	—	—	80,000	40,000	—	—	—	—	40,000
Sale of common stock in August 2002 at $0.50 per share	—	—	55,400	27,700	—	—	—	—	27,700
Sale of common stock in September 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	25,000
Sale of common stock in October 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	25,000
Sale of common stock in November 2002 at $0.50 per share	—	—	144,000	72,000	—	—	—	—	72,000
Net loss	—	—	—	—	—	—	—	(184,721)	(184,721)
Balance at December 31, 2002	—	$—	9,717,400	$2,913,700	$101,596	$—	$—	$(2,916,087)	$99,209

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	9,717,400	$2,913,700	$101,596	$—	$—	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	—	—	35,378	17,689	—	—	—	—	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	10,000
Sale of common stock in March 2003 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	—	—	6,000	3,000	—	—	—	—	3,000
Sale of common stock in July 2003 at $1.00 per share	—	—	63,080	63,080	—	—	—	—	63,080
Sale of common stock in September 2003 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	25,000
Sale of common stock in December 2003 at $1.00 per share	—	—	32,597	32,597	—	—	—	—	32,597
Net loss	—	—	—	—	—	—	—	(216,804)	(216,804)
Balance at December 31, 2003	—	—	9,999,455	3,115,066	101,596	—	—	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	—	—	2,000	2,000	—	—	—	—	2,000
Sale of common stock in September 2004 at $1.00 per share	—	—	20,000	20,000	—	—	—	—	20,000
Sale of common stock in November 2004 at $1.00 per share	—	—	30,000	30,000	—	—	—	—	30,000
Sale of common stock in December 2004 at $1.00 per share	—	—	73,500	73,500	—	—	—	—	73,500
Net loss	—	—	—	—	—	—	—	(205,640)	(205,640)
Balance at December 31, 2004	—	—	10,124,955	3,240,566	101,596	—	—	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	—	—	28,900	28,900	—	—	—	—	28,900
Net loss	—	—	—	—	—	—	—	(197,277)	(197,277)
Balance at December 31, 2005	—	$—	10,153,855	$3,269,466	$101,596	$—	$—	$(3,535,808)	$(164,746)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	10,153,855	$3,269,466	$101,596	$—	$—	$(3,535,808)	$(164,746)
Sale of common stock in January 2006 at $1.00 per share	—	—	50,000	50,000	—	—	—	—	50,000
Common stock issued in March 2006 at $1.00 per share in exchange for services rendered	—	—	20,000	20,000	—	—	—	—	20,000
Fair value of options issued in March 2006 in exchange for services rendered	—	—	—	—	896,532	—	—	—	896,532
Sale of common stock in May 2006 at $2.00 per share	—	—	50,000	100,000	—	—	—	—	100,000
Fair value of warrants issued in May 2006 in exchange for services rendered	—	—	—	—	32,016	—	—	—	32,016
Sale of common stock in September 2006 at $2.00 per share	—	—	10,000	20,000	—	—	—	—	20,000
Sale of common stock in October 2006 at $2.00 per share	—	—	24,000	48,000	—	—	—	—	48,000
Sale of common stock in December 2006 at $2.00 per share	—	—	14,800	29,600	—	—	—	—	29,600
Net loss	—	—	—	—	—	—	—	(1,139,559)	(1,139,559)
Balance at December 31, 2006	—	—	10,322,655	3,537,066	1,030,144	—	—	(4,675,367)	(108,157)
Fair value of warrants issued in January 2007 in exchange for services rendered	—	—	—	—	25,913	—	—	—	25,913
Sale of common stock in January 2007 at $2.00 per share	—	—	13,000	26,000	—	—	—	—	26,000
Sale of common stock in February 2007 at $2.00 per share	—	—	162,500	325,000	—	—	—	—	325,000
Sale of common stock in March 2007 at $2.00 per share	—	—	122,500	245,000	—	—	—	—	245,000
Sale of common stock in April 2007 at $2.00 per share	—	—	12,500	25,000	—	—	—	—	25,000
Fair of options issued in November 2007 in exchange for service fees	—	—	—	—	166,290	—	(166,290)	—	—
Sale of common stock in December 2007 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	50,000
Amortization of deferred compensation	—	—	—	—	—	—	5,227	—	5,227
Net loss	—	—	—	—	—	—	—	(396,953)	(396,953)
Balance at December 31, 2007	—	$—	10,655,377	$4,208,066	$1,222,347	$—	$(161,063)	$(5,072,320)	$197,030

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	10,655,377	$4,208,066	$1,222,347	$—	$(161,063)	$(5,072,320)	$197,030
Sale of common stock in January 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	50,000
Common stock issued in January 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	9,000
Sale of common stock in February 2008 at $2.25 per share	—	—	11,111	25,000	—	—	—	—	25,000
Common stock issued in February 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	9,000
Sale of common stock in March 2008 at $2.25 per share	—	—	68,055	153,125		—			153,125
Common stock issued in March 2008 at $2.25 per share in exchange for services rendered	—	—	6,222	14,000	—	—	—	—	14,000
Sale of common stock in April 2008 at $2.25 per share	—	—	30,000	67,501	—	—	—	—	67,501
Common stock issued in April 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	9,000
Sale of common stock in May 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	50,000
Common stock issued in May 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	9,000
Subtotal	—	$—	10,831,209	$4,603,692	$1,222,347	$—	$(161,063)	$(5,072,320)	$592,656

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	10,831,209	$4,603,692	$1,222,347	$—	$(161,063)	$(5,072,320)	$592,656
Fair value of vested options issued in exchange for services rendered	—	—	—	—	55,016	—	—	—	55,016
Sale of common stock in June 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	50,000
Common stock issued in July 2008 at $2.25 per share in exchange for services rendered	—	—	8,000	18,000	—	—	—	—	18,000
Sale of common stock in July 2008 at $2.25 per share	—	—	35,555	80,000	—	—	—	—	80,000
Common stock issued in September 2008 at $2.00 per share in exchange for services rendered	—	—	4,000	8,000	—	—	—	—	8,000
Sale of common stock in September 2008 at $2.25 per share	—	—	4,445	10,000	—	—	—	—	10,000
Common stock issued in October 2008 at $1.35 per share in exchange for services rendered	—	—	4,000	5,400	—	—	—	—	5,400
Common stock issued in November 2008 at $1.95 per share in exchange for services rendered	—	—	8,000	15,600	—	—	—	—	15,600
Sale of common stock in December 2008 at $2.25 per share	—	—	11,110	25,000		—			25,000
Common stock issued in December 2008 at $1.60 per share in exchange for services rendered	—	—	4,000	6,400	—	—	—	—	6,400
Amortization of deferred compensation	—	—	—	—	—	—	41,699	—	41,699
Net loss	—	—	—	—	—	—	—	(883,530)	(883,530)
Balance, December 31, 2008	—	$—	10,932,541	$4,822,092	$1,277,363	$—	$(119,364)	$(5,955,850)	$24,241

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	10,932,541	$4,822,092	$1,277,363	$—	$(119,364)	$(5,955,850)	$24,241
Common stock issued in March 2009 at $1.03 per share in exchange for services rendered	—	—	18,667	19,227	—	—	—	—	19,227
Sale of common stock in March 2009 at $2.25 per share	—	—	10,066	22,650	—	—	—	—	22,650
Fair value of vested options for services rendered	—	—	—	—	680,782	—	—	—	680,782
Cancelled outstanding non vested warrants for services	—	—	—	—	(119,364)	—	119,364	—	—
Fair value of warrants issued for services rendered	—	—	—	—	52,000	—	—	—	52,000
Common stock issued in April 2009 at $1.39 per share in exchange for services rendered	—	—	6,154	8,554	—	—	—	—	8,554
Common stock issued in April 2009 for options exercised	—	—	176,250	108,750	—	(108,750)	—	—	—
Common stock issued in May 2009 at $1.30 per share in exchange for services rendered	—	—	6,154	8,000	—	—	—	—	8,000
Common stock issued in May 2009 for options exercised	—	—	20,000	5,000	—	—	—	—	5,000
Common stock issued in June 2009 at $1.30 per share in exchange for services rendered	—	—	7,273	9,455	—	—	—	—	9,455
Net loss, June 30, 2009	—	—	—	—	—	—	—	(949,963)	(949,963)
Balance, June 30, 2009	—	$—	11,177,105	$5,003,728	$1,890,781	$(108,750)	$—	$(6,905,813)	$(120,054)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		For the period from February 16, 1999 (date of inception) through
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(949,963)	$(564,614)	$(6,905,813)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	8,883	6,526	174,217
Amortization of deferred compensation	—	20,742	46,926
Common stock issued in exchange for services rendered	45,236	50,000	239,886
Common stock issued in exchange for intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	732,782	7,855	1,843,855
(Increase) decrease in:
Prepaid expenses	—	—	—
Increase in:
Accounts payable and accrued liabilities	65,994	36,303	66,023
Net cash (used in) operating activities:	(97,068)	(443,188)	(2,734,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,303)	(15,939)	(221,918)
Net cash (used in) investing activities:	(7,303)	(15,939)	(221,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	22,650	395,626	2,812,593
Exercise of common stock options	5,000	—	42,500
Net proceeds, related party	78,700	—	104,700
Net cash provided by financing activities	106,350	395,626	2,959,793

Increase (decrease) in cash and cash equivalents	1,979	(63,501)	2,969
Cash and cash equivalents beginning of period	990	179,617	—
Cash and cash equivalents end of period	$2,969	$116,116	$2,969

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$76	$800	$2,425
Common stock issued in exchange for services	$45,236	$50,000	$239,886
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000
Options and warrants issued in exchange for services rendered	$732,782	$7,855	$1,843,855

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2009.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises (“SFAS No.7”) and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2009, the Company has accumulated losses of $6,905,813.

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

JUNE 30, 2009

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three and six month periods ended June 30, 2009 and 2008 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of  $27,895 and $71,816 for the three month periods ended June 30, 2009 and 2008, respectively; $30,622 and $104,726 for the six months ended June 30, 2009 and 2008, respectively; and $1,376,293 from the period from February 16, 1999 (date of inception) to June 30, 2009. The Company primarily uses stock or stock option for compensation, and key R&D equipment expenses were incurred in the second half of 2008.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $949,963 during the six month period ended June 30, 2009 and $564,614 during the six month period ended June 30, 2008. For the period from inception through June 30, 2009, the Company has accumulated losses of $6,905,813. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at June 30, 2009.

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

JUNE 30, 2009

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

For the six month period ended June 30, 2009, the Company granted 480,000 employee options to purchase the Company’s common stock at $0.13 - $0.15 per share over five - ten years, vesting immediately and 105,000 non-employee options to purchase the Company’s common stock at $1.40 per share over ten years, vesting in three years. The fair value of the vested portion was charged to current period operations.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

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

From the date of inception through June 30, 2009, the Company has not generated any revenue.

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

JUNE 30, 2009

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

JUNE 30, 2009

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

JUNE 30, 2009

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

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,504	158,201
	232,019	224,716
Less: accumulated depreciation	(174,217)	(165,334)
	$57,802	$59,382

During the three month period ended June 30, 2009 and 2008, depreciation expense charged to operations was $4,816 and $3,331, respectively.

During the six month period ended June 30, 2009 and 2008, depreciation expense charged to operations was $8,883 and $6,526, respectively.

NOTE C — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accounts payable and accrued expenses	$76,125	$10,131

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE D — RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at June 30, 2009 and December 31, 2008 was $104,700 and $26,000, respectively.

NOTE E — STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par or stated value preferred stock. From date of inception through  June 30, 2009, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par or stated value common stock. As of  June 30, 2009  the Company has  11,177,105 shares of common stock issued and outstanding.

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

JUNE 30, 2009

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

During the six month period ended June 30, 2009, the Company issued 38,248 shares of common stock for services in the amount of $45,236. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

NOTE F — WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2009:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.13	40,000	4.97	$0.13	40,000	$0.13
$2.00	31,400	2.20	$2.00	31,400	$2.00
$2.25	23,629	3.54	$2.25	23,629	$2.25
	95,029			95,029

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	131,400	$2.19
Issued	2,778	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	134,178	$2.20
Issued	42,517	0.26
Exercised	—	—
Canceled or expired	(81,666)	2.25
Outstanding at June 30, 2009	95,029	$1.29

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE F — WARRANTS AND OPTIONS ( Continued)

Warrants (continued)

During the year ended December 31, 2008, in connection with the sale of the Company’s common stock; the Company issued an aggregate of 2,778 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

During the six months ended June 30, 2009, in connection with the sale of the Company’s common stock; the Company issued an aggregate of 2,517 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

During the six months ended June 30, 2009, 81,666 non vested warrants previously issued in connection with services were returned and canceled.

On June 19, 2009, the Company issued 40,000 warrants to purchase the Company’s common stock at an exercise price of $0.13 over five years, vesting immediately for services rendered.  Accordingly, the Company recorded fair value of the warrants of $52,000 current period expense.

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.82%
Expected stock price volatility	458.97%
Expected dividend payout	—
Expected option life-years (a)	5

(a)The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at  June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices (S)	Outstanding	(Years)	Price (S)	Exercisable	Price
$0.15	400,000	4.97	$0.15	400,000	$0.15
0.50	91,000	1.68	0.50	91,000	0.50
1.00	950,750	5.76	1.00	823,250	1.00
2.25	167,696	8.91	2.25	45,418	2.25
0.13	80,000	9.97	0.13	80,000	0.13
	1,689,446		0.86	1,439,668	0.72

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE F — WARRANTS AND OPTIONS ( Continued)

Employee Options (continued)

Transactions involving employee stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2007:	1,748,000	$0.73
Granted	167,696	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	1,915,696	$0.86
Granted	480,000	0.15
Exercised	(176,250)	0.62
Canceled or expired	(530,000)	0.33
Outstanding at June 30, 2009:	1,689,446	$0.86

During the year ended December 31, 2008, the Company granted 167,696 employee stock options with an exercise price of $2.25 vesting over four years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $55,016 was charged to current period earnings, and $47,157 was charged during the period ended June 30, 2009

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For year ended December 31, 2008:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.25%
Expected stock price volatility	236.71%
Expected dividend payout	—
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates

On June 19, 2009, the Company granted 480,000 employee stock options with exercise prices of $0.13 and $0.15 vesting immediately and expiring five to ten years from issuance.  The fair value of the vested portion (determined as described below) of $624,000 was charged to current period earnings.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	2.82% - 3.79%
Expected stock price volatility	458.97%
Expected dividend payout	—
Expected option life-years (a)	5- 10

(a)The expected option life is based on contractual expiration dates

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE F — WARRANTS AND OPTIONS ( Continued)

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees under a stock option plan at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.50	200,000	1.52	$0.50	200,000	$0.50
1.00	110,000	6.71	1.00	110,000	1.00
1.40	105,000	9.74	1.40	8,750	1.40
	415,000		0.86	318,750	1.12

Transactions involving non employee stock options issued are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2007:	410,000	$0.60
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	410,000	$0.60
Granted	105,000	1.40
Exercised	(20,000)	(0.25)
Canceled or expired	(80,000)	(0.38)
Outstanding at June 30, 2009:	415,000	$0.86

During the six months ended June 30, 2009, the Company granted 105,000 non employee stock options with an exercise price of $1.40 vesting over three years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $9,625 was charged to current period earnings.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	3.53%
Expected stock price volatility	452.13%
Expected dividend payout	—
Expected option life-years (a)	9.74

(a)The expected option life is based on contractual expiration dates

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE G - LOSSES PER SHARE

The following tables present the computation of basic and diluted losses per share:

	Three months ended June 30,	Three months ended June 30,
	2009	2008
Net income loss available to Common stockholders	$(830,602)	$(295,735)
Basic and diluted earning (loss) per share	$(0.07)	$(0.03)
Weighted average common shares outstanding	11,142,855	10,812,435

	Six months ended June 30,	Six months ended June 30,
	2009	2008
Net income loss available to Common stockholders	$(949,963)	$(564,614)
Basic and diluted earning (loss) per share	$(0.09)	$(0.05)
Weighted average common shares outstanding	11,040,585	10,751,761

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6,900,000 which expires through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,346,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of June 30, 2009 are as follows:

Non current:
Net operating loss carryforward	$2,346,000
Valuation allowance	(2,346,000)
Net deferred tax asset	$—

NOTE I — SUBSEQUENT EVENTS

In the month of July 2009, the Company issued an aggregate of 8,421 shares of its common stock for services rendered and the Company’s CEO loaned $6,500. The loans are demand and non-interest bearing.

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

Overview

Since inception on February 16, 1999 through June 30, 2009, we have sustained cumulative net losses of $6,905,813. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. We have four issued patents, and we launched our BioWindows™ 2.0 medical informatics system in January 2009. As of July 2009, we have built a new chip manufacturing system with the flexibility not only to produce our breast cancer chips but also other products for various clinical and research applications that will improve efficacy and save money. Also, our tracking process has been tested with 2D and 1D barcode scanners on both labeled and stamped products in conjunction with touch screen functions. In addition, we streamlined the automated patient sample processing protocols.  Part of the process entails hospital internal review board approval and we have successfully obtained that approval for our clinical study.

This is in preparation for launching our clinical BreastCancerChip™, which can be marketed as a CLIA laboratory tests without FDA approval, similar to Genomic Health’s Oncotype Dx test, or as a 510(k) product approved by the FDA, enabling our test to be used in any certified laboratory. From inception through June 30, 2009, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have no debt with the exception of related party notes. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

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

Number of Employees

From our inception, we have principally relied on the services of outside consultants and part-time employees for services. As of August 13, 2009, we have five full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

We have generated no operating revenues from operations  since our inception. We believe we will begin earning revenues from operations in 2009 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through June 30, 2009, we have incurred cumulative losses of $6,905,813. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $576,429 from $221,462 for the three months ended June 30, 2008 to $797,891 for the three months ended June 30, 2009. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $36,220 for the three months ended June 30, 2008 and $735,213 for the three months ended June 30, 2009, a period to period increase of $698,993. The remaining SG&A expenses which required cash amounted to approximately $62,678 and $185,242 for the three months ended June 30, 2009 and 2008, respectively. The  decrease  is primarily from a reduction in professional service providers and in staff salaries. We used stock in lieu of cash to conserve our cash resources.

Research and development costs  decrease  from $71,816 for the three months ended June 30, 2008 to $27,895 for the three months ended June 30, 2009. We compensate with stock options.

As a result of the above-mentioned expenses, net losses increased from $295,735 for the three months ended June 30, 2008 to $830,602 for the three months ended June 30, 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2009 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through June 30, 2009, we have incurred cumulative losses of $6,905,813. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $455,573 from $454,809 for the six months ended June 30, 2008 to $910,382 for the six months ended June 30, 2009. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $78,597 for the six months ended June 30, 2008 and $778,018 for the six months ended June 30, 2009, a period to period increase of $699,421. The remaining SG&A expenses which required cash amounted to approximately $132,364 and $376,212 for the six months ended June 30, 2009 and 2008, respectively. The  decrease is primarily from a reduction in professional service providers and in staff salaries. We used stock in lieu of cash to conserve our cash resources.

Research and development costs  decrease  from $104,726 for the six months ended June 30, 2008 to $30,622 for the six months ended June 30, 2009. We compensate with stock options.

As a result of the above-mentioned expenses, net losses increased from $564,614 for the six months ended June 30, 2008 to $949,963 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had working capital deficit of $177,856 as compared to working capital deficit of $35,141 as of December 31, 2008. Our cash position was $2,969 as of June 30, 2009 compared to $990 as of December 31, 2008. From inception to June 30, 2009 we have incurred an operating cash flow deficit of $2,734,906, which has been principally financed through the private placement of our common stock and borrowing from related parties. As of June 30, 2009, we have no long term debt.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through August 13, 2009, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on August 13, 2009, we will need additional equity or debt financing to meet our current operating needs.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2009, we issued and sold 10,066 shares of common stock for proceeds of $22,650.  In connection with the sale of our common stock, we issued 2,517 warrants to purchase our common stock at $2.25 per share for the next five years,

In addition, we issued 38,248 shares of common stock to consultants for services rendered in the amount of $45,236. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
August 13, 2009	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)