Form 10-Q
period 2009-09-30
IRIS BIOTECHNOLOGIES INC
filed 2009-11-10
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009 the issuer had 11,214,526 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Unaudited Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	4

Unaudited Condensed Statements of Losses for the three and nine months ended September 30, 2009 and 2008 and the period February 16, 1999 (date of inception) to September 30, 2009	5

Unaudited Condensed Statement of Stockholders’ (deficit) Equity for the period February 16, 1999 (date of inception) to September 30, 2009	6

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period February 16, 1999 (date of inception) to September 30, 2009	13

Notes to the Unaudited Condensed Financial Statements	14

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$3,957	$990
Total current assets	3,957	990

Property, plant and equipment, net of accumulated depreciation of $178,674 and $165,334 as of September 30, 2009 and December 31, 2008, respectively	53,345	59,382

Total assets	$57,302	$60,372

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$41,550	$10,131
Notes payable, related party	101,500	26,000
Total current liabilities	143,050	36,131

Long term debt:
Convertible notes payable, related party	38,000	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 11,201,526 and 10,932,541 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	5,017,281	4,822,092
Additional paid in capital	1,918,560	1,277,363
Common stock subscription receivable	(108,750)	—
Deferred compensation	—	(119,364)
Deficit accumulated during development stage	(6,950,839)	(5,955,850)
Total stockholders’ equity (deficit)	(123,748)	24,241

Total liabilities and stockholders’ equity (deficit)	$57,302	$60,372

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF LOSSES

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		For the period from February 16, 1999 (date of inception) through
	2009	2008	2009	2008	September 30, 2009
Operating expenses:
Selling, general and administrative	$40,522	$124,003	$950,904	$578,812	$3,561,054
Research and development (Note A)	—	75,061	30,622	179,787	1,376,293
Impairment of intellectual property	—	—	—	—	1,838,250
Depreciation	4,457	3,555	13,340	10,081	178,674
Total operating expenses	44,979	202,619	994,866	768,680	6,954,271

Net loss from operations	(44,979)	(202,619)	(994,866)	(768,680)	(6,954,271)

Other income (expense)
Interest income (expense)	(47)	334	(47)	2,581	11,544

Net loss before provision for income taxes	(45,026)	(202,285)	(994,913)	(766,099)	(6,942,727)

Income taxes	—	—	76	800	8,112

Net Loss	$(45,026)	$(202,285)	$(994,989)	$(766,899)	$(6,950,839)

Loss per common share-basic and fully diluted	$(0.00)	$(0.02)	$(0.09)	$(0.07)	$(0.73)

Weighted average number of common shares outstanding-basic and fully diluted	11,187,764	10,893,397	11,090,184	10,799,492	9,559,322

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

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

The accompanying notes are an integral part of these unaudited condensed financial statements

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	9,717,400	$2,913,700	$101,596	$—	$—	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	—	—	35,378	17,689	—	—	—	—	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	10,000
Sale of common stock in March 2003 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	—	—	6,000	3,000	—	—	—	—	3,000
Sale of common stock in July 2003 at $1.00 per share	—	—	63,080	63,080	—	—	—	—	63,080
Sale of common stock in September 2003 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	25,000
Sale of common stock in December 2003 at $1.00 per share	—	—	32,597	32,597	—	—	—	—	32,597
Net loss	—	—	—	—	—	—	—	(216,804)	(216,804)
Balance at December 31, 2003	—	—	9,999,455	3,115,066	101,596	—	—	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	—	—	2,000	2,000	—	—	—	—	2,000
Sale of common stock in September 2004 at $1.00 per share	—	—	20,000	20,000	—	—	—	—	20,000
Sale of common stock in November 2004 at $1.00 per share	—	—	30,000	30,000	—	—	—	—	30,000
Sale of common stock in December 2004 at $1.00 per share	—	—	73,500	73,500	—	—	—	—	73,500
Net loss	—	—	—	—	—	—	—	(205,640)	(205,640)
Balance at December 31, 2004	—	—	10,124,955	3,240,566	101,596	—	—	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	—	—	28,900	28,900	—	—	—	—	28,900
Net loss	—	—	—	—	—	—	—	(197,277)	(197,277)
Balance at December 31, 2005	—	$—	10,153,855	$3,269,466.0	$101,596.0	$—	$—	$(3,535,808.0)	$(164,746.0)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

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

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF (DEFICIENCY IN) STOCKHOLDERS’ EQUITY

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009

(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	10,932,541	$4,822,092	$1,277,363	$—	$(119,364)	$(5,955,850)	$24,241
Common stock issued in March 2009 at $1.03 per share in exchange for services rendered	—	—	18,667	19,227	—	—	—	—	19,227
Sale of common stock in March 2009 at $2.25 per share	—	—	10,066	22,650	—	—	—	—	22,650
Fair value of vested options for services rendered	—	—	—	—	708,561	—	—	—	708,561
Cancelled outstanding non vested warrants for services	—	—	—	—	(119,364)	—	119,364	—	—
Fair value of warrants issued for services rendered	—	—	—	—	52,000	—	—	—	52,000
Common stock issued in April 2009 at $1.39 per share in exchange for services rendered	—	—	6,154	8,554	—	—	—	—	8,554
Common stock issued in April 2009 for options exercised	—	—	176,250	108,750	—	(108,750)	—	—	—
Common stock issued in May 2009 at $1.30 per share in exchange for services rendered	—	—	6,154	8,000	—	—	—	—	8,000
Common stock issued in May 2009 for options exercised	—	—	20,000	5,000	—	—	—	—	5,000
Common stock issued in June 2009 at $1.30 per share in exchange for services rendered	—	—	7,273	9,455	—	—	—	—	9,455
Common stock issued in July 2009 at $0.46 per share in exchange for services rendered	—	—	8,421	3,873	—	—	—	—	3,873
Common stock issued in August 2009 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued in September 2009 at $0.21 per share in exchange for services rendered	—	—	8,000	1,680	—	—	—	—	1,680
Net Loss, September 30, 2009	—	—	—	—	—	—	—	(994,989)	(994,989)
Balance, September 30, 2009	—	$—	11,201,526	$5,017,281	$1,918,560	$(108,750)	$—	$(6,950,839)	$(123,748)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,		For the period from February 16, 1999 (date of inception) through
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(994,989)	$(766,899)	$(6,950,839)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	13,340	10,081	178,674
Amortization of deferred compensation	—	31,220	46,926
Common stock issued in exchange for services rendered	58,789	76,000	253,439
Common stock issued in exchange for intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	760,561	31,438	1,871,634
(Increase) decrease in:
Prepaid expenses	—	—	—
Increase (decrease) in:
Accounts payable and accrued liabilities	31,419	(5,520)	31,448
Net cash used in operating activities:	(130,880)	(623,680)	(2,768,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,303)	(22,692)	(221,918)
Net cash used in investing activities:	(7,303)	(22,692)	(221,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	22,650	485,626	2,812,593
Exercise of common stock options	5,000	—	42,500
Net proceeds, related party	113,500	—	139,500
Net cash provided by financing activities	141,150	485,626	2,994,593

Increase (decrease) in cash and cash equivalents	2,967	(160,746)	3,957
Cash and cash equivalents beginning of period	990	179,617	—
Cash and cash equivalents end of period	$3,957	$18,871	$3,957

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$76	$800	$1,701
Common stock issued in exchange for services	$58,789	$76,000	$253,439
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000
Options and warrants issued in exchange for services rendered	$760,561	$31,438	$1,871,634

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2009.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2009, the Company has accumulated losses of $6,950,839.

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

SEPTEMBER 30, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three and nine month periods ended September 30, 2009 and 2008 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $-0- and $75,061 for the three month periods ended September 30, 2009 and 2008, respectively; $30,622 and $179,787 for the nine months ended September 30, 2009 and 2008, respectively; and $1,376,293 from the period from February 16, 1999 (date of inception) to September 30, 2009. The Company primarily uses stock or stock option for compensation, and key R&D equipment expenses were incurred in the second half of 2008.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $994,989 during the nine month period ended September 30, 2009 and $766,899 during the nine month period ended September 30, 2008. For the period from inception through September 30, 2009, the Company has accumulated losses of $6,950,839. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2009.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Effective January 1, 2008, the company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations or cash flows.

Stock Based Compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10. Results for prior periods have not been restated, as provided for under the modified-prospective method.

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC 718-10 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of ASC 718-10, the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

For the nine month period ended September 30, 2009, the Company granted 480,000 employee options to purchase the Company’s common stock at $0.13 - $0.15 per share over five - ten years, vesting immediately and 105,000 non-employee options to purchase the Company’s common stock at $1.40 per share over ten years, vesting in three years. The fair value of the vested portion was charged to current period operations.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

From the date of inception through September 30, 2009, the Company has not generated any revenue.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through November 3, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105” and formerly referred to as FAS 168) establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,504	158,201
	232,019	224,716
Less: accumulated depreciation	(178,674)	(165,334)
	$53,345	$59,382

During the three month period ended September 30, 2009 and 2008, depreciation expense charged to operations was $4,457 and $3,555, respectively.

During the nine month period ended September 30, 2009 and 2008, depreciation expense charged to operations was $13,340 and $10,081, respectively.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE C — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accounts payable and accrued expenses	$41,550	$10,131

NOTE D — RELATED PARTY TRANSACTIONS

The Company’s President has advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at September 30, 2009 and December 31, 2008 was $101,500 and $26,000, respectively.

NOTE E — LONG TERM DEBT

Long term debt at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Notes payable, related party	$38,000	$—

On September 24, 2009, the Company issued two notes totaling $38,000 to a related party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share.

NOTE F — STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par or stated value preferred stock. From date of inception through September 30, 2009, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par or stated value common stock. As of September 30, 2009 the Company has 11,201,526 shares of common stock issued and outstanding.

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE F — STOCKHOLDER EQUITY (continued)

Common stock (continued)

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

During the nine month period ended September 30, 2009, the Company issued 62,669 shares of common stock for services in the amount of $58,789. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE G — WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	4.72	$0.13	40,000	$0.13
$2.00	31,400	1.95	$2.00	31,400	$2.00
$2.25	23,629	3.39	$2.25	23,629	$2.25
	95,029			95,029

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	131,400	$2.19
Issued	2,778	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	134,178	$2.20
Issued	42,517	0.26
Exercised	—	—
Canceled or expired	(81,666)	2.25
Outstanding at September 30, 2009	95,029	$1.29

During the year ended December 31, 2008, in connection with the sale of the Company’s common stock; the Company issued an aggregate of 2,778 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

During the nine months ended September 30, 2009, in connection with the sale of the Company’s common stock; the Company issued an aggregate of 2,517 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

During the nine months ended September 30, 2009, 81,666 non vested warrants previously issued in connection with services were returned and canceled.

On June 19, 2009, the Company issued 40,000 warrants to purchase the Company’s common stock at an exercise price of $0.13 over five years, vesting immediately for services rendered.  Accordingly, the Company recorded fair value of the warrants of $52,000 current period expense.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE G — WARRANTS AND OPTIONS ( Continued)

Warrants (continued)

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

(a)The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	9.72	$0.13	80,000	$0.13
0.15	400,000	4.72	0.15	400,000	0.15
0.50	91,000	1.42	0.50	91,000	0.50
1.00	950,750	5.51	1.00	866,850	1.00
2.25	167,696	8.65	2.25	55,899	2.25
	1,689,446		0.85	1,493,749	0.74

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE G — WARRANTS AND OPTIONS (continued)

Employee Options (continued)

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007:	1,748,000	$0.73
Granted	167,696	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	1,915,696	$0.86
Granted	480,000	0.15
Exercised	(176,250)	0.62
Canceled or expired	(530,000)	0.33
Outstanding at September 30, 2009:	1,689,446	$0.85

During the year ended December 31, 2008, the Company granted 167,696 employee stock options with an exercise price of $2.25 vesting over four years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $55,016 was charged during the year ended December 31, 2008, and $70,736 was charged during the period ended September 30, 2009

The weighted-average fair value of these stock options granted and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

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

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE G — WARRANTS AND OPTIONS (continued)

Employee Options (continued)

Significant assumptions :
Risk-free interest rate at grant date	2.82% - 3.79%
Expected stock price volatility	458.97%
Expected dividend payout	—
Expected option life-years (a)	5- 10

(a)The expected option life is based on contractual expiration dates

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees under a stock option plan at September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	200,000	1.27	$0.50	200,000	$0.50
1.00	110,000	6.46	1.00	110,000	1.00
1.40	105,000	9.49	1.40	17,500	1.40
	415,000		0.86	327,500	1.09

Transactions involving non employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007:	410,000	$0.60
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	410,000	$0.60
Granted	105,000	1.40
Exercised	(20,000)	(0.25)
Canceled or expired	(80,000)	(0.38)
Outstanding at September 30, 2009:	415,000	$0.86

During the nine months ended September 30, 2009, the Company granted 105,000 non employee stock options with an exercise price of $1.40 vesting over three years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $13,825 was charged to current period earnings.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE G — WARRANTS AND OPTIONS (continued)

Non employee options (continued)

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	3.31%-3.53%
Expected stock price volatility	452.13%-508.50%
Expected dividend payout	—
Expected option life-years (a)	9.49-9.74

(a)The expected option life is based on contractual expiration dates

NOTE H - LOSSES PER SHARE

The following tables present the computation of basic and diluted losses per share:

	Three months ended September 30, 2009	Three months ended September 30, 2008
Net income loss available to Common stockholders	$(45,026)	$(202,285)
Basic and diluted earning (loss) per share	$(0.00)	$(0.02)
Weighted average common shares outstanding	11,187,764	10,893,397

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net income loss available to Common stockholders	$(994,989)	$(766,899)
Basic and diluted earning (loss) per share	$(0.09)	$(0.07)
Weighted average common shares outstanding	11,090,184	10,799,492

In April 2003, a two (2) for one (1) stock split of the Company’s common stock was affected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

NOTE I - INCOME TAXES

ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE I - INCOME TAXES (continued)

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6,950,000 which expires through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,363,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of September 30, 2009 are as follows:

Noncurrent:
Net operating loss carry forward	$2,363,000
Valuation allowance	(2,363,000)
Net deferred tax asset	$—

NOTE J — SUBSEQUENT EVENTS

In the month of October 2009, the Company issued an aggregate of 13,000 shares of its common stock for services rendered and issued a long term convertible note payable for $5,000 due five years from the date of issuance at 7.5% interest per annum The note is convertible at $2.25 per share of common stock .

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

Overview

Since inception on February 16, 1999 through September 30, 2009, we have sustained cumulative net losses of $6,950,839. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses We have four issued patents. During the quarter ended September 30, 2009, the Canadian patent office granted us a patent and allowed another one to be granted. We launched our BioWindows™ 2.0 medical informatics system in January 2009. As of October 2009, we have built a new chip manufacturing system with the flexibility not only to produce our breast cancer chips but also other products for various clinical and research applications that will improve efficacy and save money. Also, our tracking process has been tested with 2D and 1D barcode scanners on both labeled and stamped products in conjunction with touch screen functions. In addition, we streamlined the automated patient sample processing protocols.  Part of the process entails hospital internal review board approval and we have successfully obtained that approval for our clinical study.

This is in preparation for launching our clinical BreastCancerChip™, which can be marketed as a CLIA laboratory tests without FDA approval, similar to Genomic Health’s Oncotype Dx test, or as a 510(k) product approved by the FDA, enabling our test to be used in any certified laboratory. From inception through September 30, 2009, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have no debt with the exception of related party notes. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

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

Number of Employees

From our inception, we have principally relied on the services of outside consultants and part-time employees for services. As of November 3, 2009, we have five full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

As a result of limited capital resources and no revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Financial Accounting Standards Codification 718-70, “Share-Based Compensation.” In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

We have generated no operating revenues from operations since our inception. We believe we will begin earning revenues from operations in 2009 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through September 30, 2009, we have incurred cumulative losses of $6,950,839. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $83,481 from $124,003 for the three months ended September 30, 2008 to $40,522 for the three months ended September 30, 2009. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $60,057 for the three months ended September 30, 2008 and $41,332 for the three months ended September 30, 2009, a period to period decrease of $18,725. The remaining SG&A expenses which required cash amounted to approximately $(810) and $63,946 for the three months ended September 30, 2009 and 2008, respectively. The decrease is primarily from a reduction in professional service providers and in staff salaries. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decrease from $75,061 for the three months ended September 30, 2008 to $-0- for the three months ended September 30, 2009. We have changed our focus from research and development to product commercialization.

As a result of the above-mentioned expenses, net losses decreased from $202,285 for the three months ended September 30, 2008 to $45,026 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2009 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through September 30, 2009, we have incurred cumulative losses of $6,950,839. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $372,092 from $578,812 for the nine months ended September 30, 2008 to $950,904 for the nine months ended September 30, 2009. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $138,658 for the nine months ended September 30, 2008 and $819,350 for the nine months ended September 30, 2009, a period to period increase of $680,692. The remaining SG&A expenses which required cash amounted to approximately $131,554 and $440,154 for the nine months ended September 30, 2009 and 2008, respectively. The decrease is primarily from a reduction in professional service providers and in staff salaries. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $179,787 for the nine months ended September 30, 2008 to $30,622 for the nine months ended September 30, 2009. We compensate with stock options.

As a result of the above-mentioned expenses, net losses increased from $766,899 for the nine months ended September 30, 2008 to $994,989 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital deficit of $139,093 as compared to working capital deficit of $35,141 as of December 31, 2008. Our cash position was $3,957 as of September 30, 2009 compared to $990 as of December 31, 2008. From inception to September 30, 2009 we have incurred an operating cash flow deficit of $2,768,718, which has been principally financed through the private placement of our common stock and borrowing from related parties. As of September 30, 2009, we have $38,000 of convertible notes outstanding.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through November 3, 2009, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on November 3, 2009, we will need additional equity or debt financing to meet our current operating needs.

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

The following accounting policies are critical in fully understanding and evaluating our reported financial results:

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by ASC 718-10 which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2009, we issued and sold 10,066 shares of common stock for proceeds of $22,650.  In connection with the sale of our common stock, we issued 2,517 warrants to purchase our common stock at $2.25 per share for the next five years,

In addition, during the nine months ended September 30, 2009, we issued 62,669 shares of common stock to consultants for services rendered in the amount of $58,789. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
November 9, 2009	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)