Form 10-K
period 2009-12-31
IRIS BIOTECHNOLOGIES INC
filed 2010-03-31
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a closing sale price of $1.10 per share which was the last sale price of the common stock as of June 30, 2009 was $3,461,786.

As of March 30, 2010, the issuer had 11,296,526 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

PART I

ITEM 1. BUSINESS

Iris BioTechnologies, a life sciences company located in Santa Clara, California, is an emerging leader in personalized and targeted medicine, focusing on enabling the right medical treatment for the right person at the right time. We were the recipient of Frost and Sullivan’s 2008 North American Technology Innovation Award in Pharmacogenomics. According to Frost and Sullivan “Iris’s technology is a near-term opportunity, which would significantly transform the way in which personalized medication is currently being prescribed.”

Our mission is to enable the practice of P4 medicine: personalized, predictive, preventive and participatory. We plan to determine the optimal medical solution for each patient by categorizing individuals according to their molecular signatures and personal profiles through its proprietary Nano-biochips™ and BioWindows™ medical informatics system. We plan to predict how best to maximize the quality and longevity of life through the use of our patented technologies.

The health care bill, which became law on March 23, 2010, includes a section creating an independent Patient-Centered Outcomes Research Institute. The institute’s research will focus on the utility and effectiveness of medical products and services differentiated by race, ethnicity, sex, age, co-morbidities, as well as genetic and molecular subtypes. This legislation is an historic vote for the principles of P4 medicine and we believe it is well aligned with our BioWindows™ medical informatics system.

We launched “Health Passport” in our BioWindows™ 2.0 Informatics System for Personalized and Targeted Medicine a year ago. BioWindows™ is an artificial intelligent system, which includes a powerful database with molecular signatures, in-depth patient demographics and lifestyle information, family medical histories and treatment-response profiles for many diseases.

Health Passport is a HIPAA compliant, web based, medical information storage system that allows participants to grant selective or full sharing capabilities of their confidential medical and lifestyle information to physicians and/or family members anywhere in the world. This allows families to build multi-generational medical family trees that will help assure that they receive more personalized care now and in the future — the right medical treatment for the right patient at the right time.

We also developed a manufacturing system with the capabilities to produce a variety of Nano-biochips™ with a choice of mRNAs, microRNAs, proteins, or other biomarker probes for the diagnosis and prognosis of breast cancer, colon cancer, and many other diseases. Our Nano-biochip manufacturing and usage tracking process has been tested with 2D and 1D barcode scanners on both labeled and stamped products in conjunction with touch screen functions, and we have streamlined the automated patient sample processing protocols.

Since the founding of the company, we have strived to grow in an economically efficient manner. We have invested approximately $7 million in product development. We have four patents granted in the United States and some of those are already granted in Canada, Europe, Asia, New Zealand and Australia. With a strong management team and seasoned scientific advisory board, we are close to commercializing our BreastCancerChip™ and well positioned strategically and structurally to introduce future products such as the ColonCancerChip™, Comprehensive Cancer Chip™, NeuroChip™, CardioChip™ and MetabolicChipTM.

According to Frost and Sullivan, the US tissue diagnostics market reached $1 billion in 2009. This is already a multi-billion-dollar market globally and it is continuing to grow exponentially.

There are more than 2 million breast cancer patients in the U.S., and more than a million breast biopsies, lumpectomies, and mastectomies performed annually. In 2009, approximately 180,000 American women were diagnosed with breast cancer and 2010 is expected to be the same. The market size for breast cancer tests in the U.S. alone could exceed 1,000,000 tests per year.

Our competitor, Genomic Health, is considered the “poster child” for the emerging personalized medicine industry. Their strategy was to get to market first. Genomic Health performs approximately 40,000 breast cancer recurrence prediction tests annually, and their annual revenue is approximately $150 million. They use existing RT-PCR technology and have incurred extremely high expenses to market their test broadly. We benefit from the fact that Genomic Health has begun the education of those in the healthcare system, paving the way for our company and other companies to penetrate the market at an accelerated pace.

Our strategy has been to optimize return on investment for investors in the long run by developing products and services that we believe should become the industry standard in the future.

We have strategically positioned ourselves to be successful regardless of how and when the FDA decides to regulate complex molecular diagnostic and prognostic products. We have the capability to launch the clinical BreastCancerChip™, which can be marketed as a CLIA laboratory test without FDA approval, similar to the Oncotype Dx test offered by Genomic Health. In the future, with FDA approval, we believe that all of our tests can be performed in any certified laboratory.

Thanks to cancer genetic and genomic studies, it is now well known that cancer is not a single disease but a collection of diverse yet related diseases. Different combinations of genes are altered in different forms of cancer and even in patients that appear to have the same form of the disease.  Scientists have identified hundreds of genes that are altered in cancers but each cancer is characterized not only by its own array of genetic variations but by an increase or decrease in how they are expressed. Without a clinically accurate tool to measure the relevant genetic/genomic malfunctions involved, cancer diagnosis is a trial and error process leading to unnecessary or ill-directed therapy with unintended risks and adverse side effects.

While it is useful to study the inherited genetic variations, it is more important to measure the actual activity of genes (gene expression) and correlate that information with life dynamics and drug response. The most complete genomic testing is about uncovering a tumor’s genetic signature by measuring the gene expression activity that drives the aggressiveness of the tumor, its possibility of recurrence and what specific type of therapeutic regimen would save and optimize the patient’s quality of life.

Our nano-biochips™ are special silicon chips with multiple functions. One of the applications is to enable physicians to identify and analyze the DNA’s gene expression profile involved in a disease.  DNA is a ladder like molecule that can be split into half ladders with a little bit of chemical manipulation. If you could look inside the nano-biochips™, you would see half ladders that represent specific genes anchored in separate wells on the silicon substrate. Each half ladder is a sequence of nucleotide bases called oligonucleotides or peptide nucleic acids.

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

Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid molecular signature diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine.

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

As the database grows, it will become increasingly more powerful as patient cohorts become more refined. No individual drug successively serves every patient with a specific disease but different drugs are highly successful with specific groups of patients yet are toxic to others. The ability to empower the clinician to choose the best treatment regimens for their patients is the heart of the Iris BioWindows™ system.

With our manufacturing system, we plan to build medical products such as the BreastCancerChip™, ColonCancerChip™™, Comprehensive Cancer Chip™, NeuroChip™, CardioChip™, and MetabolicChip™, as well as chips for other applications including veterinary, agricultural and environmental problems. We also intend to use our BioWindows™ database to enable drug development, stem cell research, and evolving clinical applications.

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

In 2010, it is estimated that approximately 180,000 American women will be diagnosed with breast cancer, and one out of four will die from this disease.  A breast cancer patient, after the removal of the tumor, is usually treated with radiation and/or chemotherapy followed by additional therapies such as hormonal therapy or molecular antibody treatment.

According to a study from the National Cancer Institute (NCI), the average cost of chemotherapy is about $31,000, and most patients that receive chemotherapy do not benefit from this painful treatment with its many undesirable side effects. Some drugs to be taken after chemotherapy could cost $40,000-$80,000 per year. For some patients, the total cost of breast cancer treatment could exceed $150,000 in the first year.

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

Breast Cancer Chip

The National Cancer Institute (NCI) estimates that 192,370 women and 1,910 men will be diagnosed with and 40,170 women and 440 men will die of cancer of the breast in 2009.. That means a woman is diagnosed with breast cancer every three minutes in the U.S. NCI also estimates that approximately $8.1 billion is spent in the U.S. each year on treatment of breast cancer and there are more than two million women alive in the U.S. who had a history of cancer of the breast.

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

The fluorescence of the hybridized genes is analyzed by a laser scanner or a CCD reader (a microscope attached to a digital camera) which, with the assistance of the BioWindows software system, determines if the recognized genes, their mutation or expression patterns are representative of the specific disease optical pattern that the chip is designed to detect. This analysis is performed by comparing the detected hybridization patterns to our reference database of hybridization profiles.

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

Genomic Health’s strategy was to get to market first. They used existing RT-PCR technology and relied on existing protocol to collect paraffin-preserved patient samples. Genomic Health marketed their test broadly and we believe that some physicians are beginning to protect themselves from potential malpractice lawsuits by offering the test to patients and asking them to sign a waiver if they choose not to have the test done.

Complex diagnostic and prognostic tests generally require FDA approval. The test offered by Genomic Health is not robust enough to be sold as an FDA-approved test kit. Genomic Health intentionally launched their breast cancer recurrence prediction test without seeking FDA approval. The FDA retaliated furiously by issuing a draft guidance (regulation) in July 2007, making clear their intention to regulate the type of tests offered by Genomic Health and other companies.  This guidance was then finalized internally at the FDA and within the Department of Health and Human Services. As of March 2010, the FDA still has not publicly issued their official guidance.

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

Agilent/Agendia

Like Affymetrix, Agilent can also make synthesized oligo chips, and Agendia, a private company, buys this type of chip for their test. We believe that Agilent’s PROBE SENSITIVITY is about 16% compared to that of 4 - 10% for Affymetrix. We believe our PROBE SENSITIVITY could be 99% purified. Even if Agilent were to copy our approach in probe design, synthesis, and deposition, their chip performance would still be limited by their use of glass as a substrate. Glass lacks the necessary chemistry for advanced surface binding and enhanced hybridization performance. Should Agilent also switch to a semiconductor substrate, our product would still have an advantage because of its use of PNA probes, an advanced probe-binding system, and enhanced hybridization technologies discussed in elsewhere in this prospectus.

On February 6, 2007, the U.S. Food and Drug Administration (FDA) approved Agendia’s 70-gene test for predicting breast cancer recurrence. The clearance of Agendia’s ‘de novo 510(k)’ application sets a precedent.  This will make it easier and faster for us to get approval for our Nano-Biochip. Agendia has previously received clearance from European authorities to market their test in Europe and they claim substantial progress in market acceptance and reimbursement. The Agendia test is not widely used in the U.S..

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

We have been covered by ABC News, Forbes, CNBC, Yahoo Finance, Market Watch, US Pharmacist, Drug Benefit Trends and other publications here in the U.S. as well as media in the UK, France, Germany, Australia, Canada, and Asian countries.  Drug Benefit Trends is a publication for medical directors, pharmacy directors, and other managed care decision makers. This publication is peer reviewed and the three-page article that highlights us and the current status of personalized medicine is on the front cover of the March 2008 issue.

Our CEO, Simon Chin, has also been interviewed by radio shows in California and Florida. Since we lauchched our BioWindows™ medical information system on May 11, 2008, people have been entering their personal information into the system. Our desire is to launch BioWindows™ worldwide, customized to meet the local needs.

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

Employees

As of March 28, 2010 we have 5 full time and 8 part time employees. As we prepare to transition from product development to commercialization, we are currently in contract negotiations to hire additional employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred operating losses of $7,050,491 as of December 31, 2009. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

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

Our Competitive Position Depends On Maintaining Intellectual Property Protection

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

Changes In Healthcare Policy Could Subject Us To Additional Regulatory Requirements That May Interrupt Commercialization Of Our Nano-BioChip Gene Expression Kit And Increase Our Costs.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences.  In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, to control the escalation of healthcare expenditures within the economy and to use healthcare reimbursement policies to balance the federal budget.  On March 23, 2010, health reform legislation was approved by Congress and has been signed into law.  The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, create insurance pooling mechanisms and other expanded public health care measures, and impose new taxes on sales of medical devices and pharmaceuticals.  Since this legislation is recently enacted and will require the adoption of implementing regulations, we cannot predict the effect, if any, that it will have on our business, but this legislation and similar federal and state initiatives may have the effect of lowering reimbursements for our proposed products, reducing medical procedure volumes, increasing our taxes and otherwise adversely affect our business, possibly materially.

We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue.  We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted.  Other countries also are considering healthcare reform.  Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

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

We Are Dependent Upon Key Personnel And Consultants   And The Loss Of Any Key Member Of This Team Could Have A Material Adverse Effect On Our Business.

Our success is heavily dependent on the continued active participation of our current executive officers listed under the “Management” section of this Annual Report. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the life sciences industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. Our inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

We Are Controlled By Current Officers, Directors And Principal Stockholders.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 74.0% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We currently have two facilities in California. Our headquarters is in Santa Clara and our laboratory is in San Leandro.

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on August 1, 2009 and expires on July 31, 2010. We currently pay rent and related costs of approximately $300.00 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2009 and expires on December 31, 2010. We currently pay rent and related costs of approximately $1,457.00 per month.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on August 5, 2008 under the symbol “IRSB”.  The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2009.

	High Bid	Low Bid
Year Ended December 31, 2009
First Quarter	$1.70	$0.88
Second Quarter	$1.40	$0.10
Third Quarter	$1.01	$0.05
Fourth Quarter	$0.99	$0.21

	High Bid	Low Bid
Year Ended December 31, 2008

Third Quarter	$4.10	$1.50
Fourth Quarter	$2.00	$1.15

As of March 30, 2010, we had 11,296,526 shares of common stock issued and outstanding and approximately 150 stockholders of record of our common stock.

Dividend Policy

Our payment of dividends, if any, in the future rests within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any cash dividends since our inception and do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. However, if we enter into an agreement for debt financing in the future we may be restricted from declaring dividends.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2009.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2009, we issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

On March 14, 2009, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 5,622 shares of our common stock for an aggregate purchase price of $12,650.

On March 30, 2009, we entered into a Common Stock Purchase Agreement with an accredited investor for the sale of 4,444 shares of our common stock for an aggregate purchase price of $10,000.

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

Overview

Since inception on February 16, 1999 through December 31, 2009, we have sustained cumulative net losses of $7,050,491. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. We have four issued patents, and we launched our BioWindows medical informatics system on May 11, 2008. From inception through December 31, 2009, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. In 2010, we are planning to launch our BreastCancerChip, which can be marketed as a CLIA laboratory tests without FDA approval, similar to Genomic Health’s Oncotype Dx test, or as a 510(k) product approved by the FDA, enabling our test to be used in any certified laboratory. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

Management plans to continue financing operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research or development programs, or cease operations.

History

We were incorporated in the State of California on February 16, 1999 and planned to sell theranostic (choosing therapy based upon personalized diagnostic results) products and services in the medical field. In an effort to develop that business, we set up operations in two locations in California - Headquarters in Santa Clara and Laboratory in San Leandro.

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

As of December 31, 2009 we had sold/issued 3,353,385 shares of common stock and 95,029 five-year warrants to 101 accredited investors. We received $2,812,593 on the sale of common stock and $42,500 on exercise of 120,000 options. We issued 7,200,000 of common stock on transfer of technology worth $1,800,000 and 380,891 common stock for services worth $264,939.

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

Product Research and Development

We anticipate spending, in order to accelerate our growth, which is contingent upon raising additional funds, approximately $1,000,000 for product research and development activities related to our anticipated product launch during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, unless we raise additional funds to accelerate our growth to fulfill the unmet needs of a large, growing market.

Number of Employees

From our inception through the period ended December 31, 2009, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 5 full time employees and 8 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

As a result of limited capital resources and no revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Accounting Standards Codification Subtopic 718-10 Compensation (ASC 718-10). In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2010 from actual operations as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2009, we have not generated any revenues and have incurred cumulative losses of $7,050,491. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased $352,261 from $692,176 in 2008 to $1,044,437 in 2009. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses.  SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $862,128 for 2009 and $200,115 for 2008, a year-to-year increase of $662,013.  The remaining SG&A expenses requiring cash amounted to approximately $182,309 and $492,061 for 2009 and 2008, respectively. The increase in our SG&A is primarily attributed to increased costs in launching our BioWindows™ medical informatics system and preparing to launch our BreastCancerChip™ resulting in professional fees and additional staffing costs incurred in 2009.  We used stock in lieu of cash to conserve our cash resources. Research and development costs decreased $147,920 from $179,787 in 2008 to $31,867 in 2009. The research & development costs were mainly compensated in stock options as we prepare our product for market.

As a result of the above-mentioned expenses, net losses increased $211,111 from $883,530 in 2008 to $1,094,641 in 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had working capital deficit of $176,510 as compared to working capital deficit of $35,141 as of December 31, 2008. Our cash position was $442 as of December 31, 2009 compared to $990 as of December 31, 2008.  From inception to December 31, 2009 we have incurred an operating cash flow deficit of $2,784,560, which has been principally financed through the private placement of our common stock of $2,812,593, the exercise of stock options of $42,500, and loans from related party of $151,500.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

For 2008 and 2009 we completed the following financing transactions and during  2009 we raised $22,650 by issuing 10,066 shares of common stock at $2.25 per share.

a)              On January 16, 2008, we entered into an agreement to issue 22,222 shares of common stock to investors for net proceeds of $50,000.

b)             On February 19, 2008, we entered an agreement to issue 11,111 shares of common stock to an investor for net proceeds of $25,000.

c)              On March 4, 2008, we entered an agreement to issue 9,333 shares of common stock to an investor for net proceeds of $21,000.

d)             On March 5, 2008, we entered an agreement to issue 1,778 shares of common stock to an investor for net proceeds of $4,000.

e)              On March 24, 2008, we entered an agreement to issue 12,500 shares of common stock to an investor for net proceeds of $28,125.

f)                On April 3, 2008, we entered an agreement to issue 22,222 shares of common stock to investors for net proceeds of $50,000.

g)             On April 18, 2008, we entered an agreement to issue 7,778 shares of common stock to an investor for net proceeds of $17,500.

h)             On May 27, 2008, we entered an agreement to issue 22,222 shares of common stock to an investor for net proceeds of $50,000.

i)                 On June 26, 2008, we entered an agreement to issue 22,222 shares of common stock to an investor for net proceeds of $50,000.

j)                 On July 9, 2008, we entered an agreement to issue 35,555 shares of common stock to an investor for net proceeds of $80,000.

k)              On September 26, 2008, we entered an agreement to issue 4,445 shares of common stock to an investor for net proceeds of $10,000.

l)                 On December 3, 2008, we entered an agreement to issue 6,666 shares of common stock and warrants to purchase 1,667 shares of our common stock to investors for net proceeds of $15,000.

m)           On December 8, 2008, we entered an agreement to issue 4,444 shares of common stock and warrants to purchase 1,111 shares of our common stock to investors for net proceeds of $10,000.

n)             On March 14, 2009, we entered into an agreement to issue 5,622 shares of common stock to an investor for net proceeds of $10,650.

o)             On March 30, 2009, we entered into an agreement to issue 4,444 shares of common stock to an investor for net proceeds of $10,000.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 30, 2010, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on March 30, 2010, we cannot sustain the present burn rate for one year and will need additional equity or debt financing to continue through 2010. We may need additional financing thereafter.

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

The following accounting policies are critical in fully understanding and evaluating our reported financial results:

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Accounting Standards Codification Subtopic 718-10 Compensation (ASC 718-10) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the Committee of Sponsoring Organisation of the Treadway Commission (“COSO”) framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s  report was not subject to attestation by our registered  public accounting firm pursuant to temporary rules of the SEC  that permit the company to provide  only  management’s report in this annual report.

Changes.  During the most recent quarter ended December 31, 2009, there has been no change in our internal control over financial reporting  (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)  that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2009. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon S. M. Chin, MBA	50	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Ronald Mark Gemberling, M.D.	62	Chief Medical Officer
James LeBlanc, MBA	63	Vice President, Operations
Ralph M. Sinibaldi, Ph.D.	62	Vice President, Product Development
Grace Osborne, MBA	42	Vice President, Business Development & Human Resources and Director
Daniel Farnum, M.D.	65	Director

Executive Biographies

Simon Chin, President, Chief Executive Officer, Chief Financial Officer and Director - Mr. Chin, the Founder, has served as our President, Chief Executive Office and Chairman of the Board since February 1999 and as our Chief Financial Officer since March 2007. Prior to our founding, Mr. Chin was the Chief Executive Officer and Founder of DNA Laboratories where he developed key DNA chip technologies, and he also held management positions at leading companies such as Du Pont. Mr. Chin obtained an MBA from Santa Clara University in 1993 and a B.S. in Chemical Engineering from the University of California, Berkeley in 1982.  Mr. Chin’s technological and management expertise qualifies him to serve as a director of our company.

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

James LeBlanc, Vice President, Operations — Mr. LeBlanc has been serving as our Operations Consultant since March 2006 and became our Vice President, Operations in 2009. He has more than thirty years of experience in U.S. and international management in quality assurance, manufacturing, materials, supply chain management, global distribution, regulatory compliance, product integrity and process engineering. . Prior to Iris BioTechnologies, Mr. LeBlanc has held various senior management positions in companies such as Packeteer, Inc. and Northrop Grumman Missions Systems. He has served on core management teams that implemented Six Sigma, ISO 9000 and CMMI level 3 initiatives. Mr. LeBlanc has an MBA from Santa Clara University (1977) and a B.S. in Industrial Technology from San Jose State University (1973).

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

Grace Osborne, Vice President, Business Development & Human Resources and Director - Ms. Osborne has been our Vice President of Business Development & Human Resources since January 2005 and a member of our Board of Directors since March 2003. From December 1998 to May 2005, Ms. Osborne was the Founder and President of GCO Recruiters, which served fortune 100 companies and other technology companies. Ms. Osborne obtained a B.A. in human development from the University of California, Davis in 1989 and a M.B.A. from the California State University at Hayward in 1993.  Ms. Osborne’s management expertise qualifies her to serve as a director of our company.

Daniel Farnum, Director - Dr. Farnum has been a director since March 2003. Dr. Farnum has been a co-owner in the Humboldt Orthopedics Medical Group, Inc., a private medical practice, since 1995. Dr. Farnum obtained a B.S. in Medical Sciences from the University of California, San Francisco, in 1972 and completed his medical studies there in 1975. Dr. Farnum did his surgical internship, general surgery residency, and residency in orthopedic surgery at the Harbor UCLA Medical Center. He was certified by the American Board of Orthopaedics Surgery in 1983.  Dr. Farnum’s medical and management expertise qualifies him to serve as a director of our company.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders to combine these roles.  Simon Chin has served as our Chairman since February 1999.  Due to our small size and early stage, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms received, we believe that during 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Simon Chin filed a Form 4 late twelve times, Grace Osborn filed a Form 4 late one time and Daniel Farnum filed a Form 4 late one time..

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

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no cash compensation for their service on the Board of Directors, but do receive a small amount of stock and stock options.

Audit Committee

We do not have a separately designated standing audit committee.

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  Our Code of Business Conduct and Ethics has been filed as Exhibit 14 to this Annual Report and will be provided free of charge upon request to: Secretary, Iris BioTechnologies, Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054..

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned with respect to our Chief Executive Officer for fiscal year 2009.  None of our other executive officers earned any compensation in excess of $100,000 during fiscal year 2009.

Summary Compensation Table

Name & Principal Position	Option Awards ($)		Total $
Simon Chin, CEO	520,000	(1)	520,000

(1)	Amount represents aggregate grant date fair value in accordance with FASB ASC Topic 718 as discussed in the Notes to our Financial Statements included elsewhere in this annual report.

Employment Agreements with Executive Officers

We have not entered into any employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the named executive officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options # Exercisable	Option Exercise Price $	Option Expiration Date
Simon Chin	400,000	0.15	6/18/14

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2009 for services to our company.

Name	Stock Awards ($)		Total ($)
Daniel Farnum	11,000	(1)	11,000

(1)	Amount represents aggregate grant date fair value in accordance with FASB ASC Topic 718 as discussed in the Notes to our Financial Statements included elsewhere in this annual report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 30, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin (3)	7,522,447	64.3
Ronald Mark Gemberling (4)	190,402	1.7
James LeBlanc (5)	210,000	1.8
Ralph M. Sinibaldi (6)	110,000	*
Grace Osborne (7)	214,665	1.9
Daniel Farnum (8)	876,892	7.8
All Executive Officers and Directors as a Group (6 persons) (9)	9,124,406	74.3

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.
(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Applicable percentage ownership as of March 30, 2010 is based upon 11,296,526 shares of common stock outstanding.

(3)	Includes options to purchase 400,000 shares of common stock, which are currently vested.
(4)	Consists of options to purchase 190,402 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 77,294 shares of common stock.
(5)	Includes options to purchase 110,000 shares of common stock, which are currently vested.
(6)	Consistsof options to purchase 110,000 shares of common stock, which are currently vested.
(7)	Includes 36,665 shares owned by her spouse and options to purchase 129,875 shares of common stock, which are currently vested.
(8)

Includes 42,000 shares owned by his spouse, 210,000 shares co-owned with his spouse and includes options to purchase 6,875 shares of common stock, which are currently vested, and warrants to purchase 27,806 shares of common stock.

(9)	Includes options to purchase 947,152 shares of common stock and warrants to purchase 27,806 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On an ongoing basis Simon Chin, our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, has been providing us with interim financing, which we repay when funds are available. During the year ended December 31, 2009, Mr. Chin advanced an aggregate of $102,400 in 12 separate fundings and we had repaid Mr. Chin an aggregate of $34,900. We do not pay any interest on the money loaned to us by Mr. Chin.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $41,000 and $42,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2009 and 2008 were $33,000 and $33,500, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2009 and 2008 were $6,000 and $6,000, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.2	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.3	Registrant’s Amended and Restated By-Laws (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on June 20, 2007).
10.1	1999 Stock Option Plan (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
10.2	2009 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K filed on March 31, 2009).
14	Code of Ethics (incorporated by reference to the exhibits to the Registrant’s Form 10-KSB filed on March 31, 2008)
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
March 31, 2010	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief Financial Officer and Director (Principal	March 31, 2010
Simon Chin	Executive Officer, Principal Accounting Officer and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	March 31, 2010
Grace Osborne	Director

/s/ Daniel Farnum	Director	March 31, 2010
Daniel Farnum, M.D.

IRIS BIOTECHNOLOGIES, INC.

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Iris BioTechnologies Inc.

Santa Clara, California

We have audited the accompanying balance sheets of Iris BioTechnologies Inc. as of December 31, 2009 and 2008, and the related statements of losses, deficiency in stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2009 and the period February 16, 1999 (date of inception) through December 31, 2009 for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iris BioTechnologies Inc. (a development stage company) at December 31, 2009 and 2008 and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2009 and the period February 16, 1999 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York

March 30, 2010

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash	$442	$990
Total current assets	442	990

Property, plant and equipment, net of accumulated depreciation of $183,130 and $165,334 as of December 31, 2009 and 2008, respectively	48,888	59,382

Total assets	$49,330	$60,372

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$78,452	$10,131
Notes payable, related party	98,500	26,000
Total current liabilities	176,952	36,131

Long term debt:
Notes payable, related party	53,000	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, no par value; 20,000,000 shares authorized; 11,230,526 and 10,932,541 shares issued and outstanding as of December 31, 2009 and 2008, respectively	5,028,781	4,822,092
Additional paid in capital	1,949,838	1,277,363
Common stock subscription receivable	(108,750)	—
Deferred compensation	—	(119,364)
Deficit accumulated during development stage	(7,050,491)	(5,955,850)
Total stockholders’ equity (deficit)	(180,622)	24,241

Total liabilities and stockholders’ equity (deficit)	$49,330	$60,372

 The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF LOSSES

	For the year ended December 31,		For the period from February 16, 1999 (date of inception) through
	2009	2008	December 31, 2009
Operating expenses:
Selling, general and administrative	$1,044,437	$692,176	$3,662,623
Research and development (Note 1)	31,867	179,787	1,377,538
Impairment of intellectual property	—	—	1,838,250
Depreciation	17,470	14,148	182,804
Total operating expenses	1,093,774	886,111	7,061,215

Net loss from operations	(1,093,774)	(886,111)	(7,061,215)

Other income (expense)
Interest income (expense)	(867)	2,581	10,724

Net loss before provision for income taxes	(1,094,641)	(883,530)	(7,050,491)

Income taxes	—	—	—

Net Loss	$(1,094,641)	$(883,530)	$(7,050,491)

Loss per common share-basic and fully diluted	$(0.10)	$(0.08)	$(0.73)

Weighted average number of common shares outstanding-basic and fully diluted	11,122,470	10,829,525	9,598,102

 The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

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

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	10,932,541	$4,822,092	$1,277,363	$—	$(119,364)	$(5,955,850)	$24,241
Common stock issued in March 2009 at $1.03 per share in exchange for services rendered	—	—	18,667	19,227	—	—	—	—	19,227
Sale of common stock in March 2009 at $2.25 per share	—	—	10,066	22,650	—	—	—	—	22,650
Fair value of vested options for services rendered	—	—	—	—	739,839	—	—	—	739,839
Cancelled outstanding non vested warrants for services	—	—	—	—	(119,364)	—	119,364	—	—
Fair value of warrants issued for services rendered	—	—	—	—	52,000	—	—	—	52,000
Common stock issued in April 2009 at $1.39 per share in exchange for services rendered	—	—	6,154	8,554	—	—	—	—	8,554
Common stock issued in April 2009 for options exercised	—	—	176,250	108,750	—	(108,750)	—	—	—
Common stock issued in May 2009 at $1.30 per share in exchange for services rendered	—	—	6,154	8,000	—	—	—	—	8,000
Common stock issued in May 2009 for options exercised	—	—	20,000	5,000	—	—	—	—	5,000
Common stock issued in June 2009 at $1.30 per share in exchange for services rendered	—	—	7,273	9,455	—	—	—	—	9,455
Common stock issued in July 2009 at $0.46 per share in exchange for services rendered	—	—	8,421	3,873	—	—	—	—	3,873
Common stock issued in August 2009 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued in September 2009 at $0.21 per share in exchange for services rendered	—	—	8,000	1,680	—	—	—	—	1,680
Common stock issued in October 2009 at $0.38 per share in exchange for services rendered	—	—	13,000	4,940	—	—	—	—	4,940
Common stock issued in December 2009 at $0.41 per share in exchange for services rendered	—	—	16,000	6,560	—	—	—	—	6,560
Net Loss	—	—	—	—	—	—	—	(1,094,641)	(1,094,641)
Balance, December 31, 2009	—	$—	11,230,526	$5,028,781	$1,949,838	$(108,750)	$—	$(7,050,491)	$(180,622)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the year ended December 31,		For the period from February 16, 1999 (date of inception) through
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,094,641)	$(883,530)	$(7,050,491)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	17,470	14,148	182,804
Amortization of deferred compensation	—	41,699	46,926
Common stock issued in exchange for services rendered	70,289	103,400	264,939
Impairment of intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	791,839	55,016	1,902,912
Increase (decrease) in:
Accounts payable and accrued liabilities	68,321	(26,760)	68,350
Net cash (used in) operating activities:	(146,722)	(696,027)	(2,784,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(6,976)	(19,226)	(221,591)
Net cash (used in) investing activities:	(6,976)	(19,226)	(221,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	22,650	510,626	2,812,593
Exercise of common stock options	5,000	—	42,500
Net proceeds, related party notes payable	125,500	26,000	151,500
Net cash provided by financing activities	153,150	536,626	3,006,593

(Decrease) increase in cash and cash equivalents	(548)	(178,627)	442
Cash and cash equivalents beginning of period	990	179,617	—
Cash and cash equivalents end of period	$442	$990	$442

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$—	$—	$—
Non cash investing and financing activities:
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Iris Biotechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2009, the Company has accumulated losses of $7,050,491.

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

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.  Management periodically reviews the carrying value of its property and equipment for impairment

Long-Lived Assets

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the year ended December 31, 2009 and 2008 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $31,867 and $179,787 for the years ended December 31, 2009 and 2008, respectively; and $1,377,538 from the period from February 16, 1999 (date of inception) to December 31, 2009. The Company primarily uses stock or stock option for compensation, and key R&D equipment expenses were incurred in the second half of 2008.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2009 and 2008.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 10). He has agreed to fund the deficit for December 31, 2010 which currently is estimated at $100,000.

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the year ended December 31, 2009, the Company granted 480,000 employee options to purchase the Company’s common stock at $0.13 - $0.15 per share over five - ten years, vesting immediately and 105,000 non-employee options to purchase the Company’s common stock at $1.40 per share over ten years, vesting in three years. The fair value of the vested portion was charged to current period operations.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 30, 2010, the date the financial statements were available to be issued.

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

Effective July 1, 2009, the Company adopted FASB 107-1 (ASU No. 825) which amends FASB 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) to require entities to disclose, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting (Opinion 28) to require those disclosures in summarized financial information at interim reporting periods. Adoption of FASB 107-1 did not have a material impact on the Company’s results of operations or financial condition.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	158,201
	232,018	224,716
Less: accumulated depreciation	(183,130)	(165,334)
	$48,888	$59,382

During the years ended December 31, 2009 and 2008, depreciation expense charged to operations was $17,470 and $14,148, respectively.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at December 31, 2009 and 2008 was $98,500 and $26,000, respectively.

NOTE 4 — LONG TERM DEBT

Long term debt at December 31, 2009 and 2008:

	2009	2008
Notes payable, related party	$38,000	$—
Note payable, unrelated party	15,000

On September 24, 2009, the Company issued two notes totaling $38,000 to a related party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share.

On October 9, 2009, the Company issued a $5,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The note is convertible into the Company’s common stock at a conversion rate of $2.25 per share.

On December 23, 2009, the Company issued a $10,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The note is convertible into the Company’s common stock at a conversion rate of $2.25 per share.

NOTE 5 — STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through December 31, 2009, the Company has not issued any preferred shares.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 5 — STOCKHOLDER EQUITY (continued)

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of December 31, 2009 the Company has 11,230,526 shares of common stock issued and outstanding.

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 5 — STOCKHOLDER EQUITY (continued)

Common stock (continued)

During the year ended December 31, 2009, the Company issued 91,669 shares of common stock for services in the amount of $70,289. All valuations of common stock issued for services were based upon the fair value of the Company’s common stock during the period the services were rendered.

NOTE 6 — WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	4.47	$0.13	40,000	$0.13
$2.00	31,400	1.70	$2.00	31,400	$2.00
$2.25	23,629	3.14	$2.25	23,629	$2.25
	95,029			95,029

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	131,400	$2.19
Issued	2,778	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	134,178	$2.20
Issued	42,517	0.26
Exercised	—	—
Canceled or expired	(81,666)	2.25
Outstanding at December 31, 2009	95,029	$1.29

During the year ended December 31, 2008, in connection with the sale of the Company’s common stock; the Company issued an aggregate of 2,778 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

During the year ended December 31, 2009, in connection with the sale of the Company’s common stock; the Company issued an aggregate of 2,517 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 6 — WARRANTS AND OPTIONS (continued)

Warrants

During the year ended December 31, 2009, 81,666 non-vested warrants previously issued in connection with services were returned and canceled. The balance unamortized fair value of the warrant of $119,364 recognized as contra equity which was transferred to Additional paid in capital during the current year.

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

(a)The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	9.47	$0.13	80,000	$0.13
0.15	400,000	4.47	0.15	400,000	0.15
0.50	91,000	1.17	0.50	91,000	0.50
1.00	950,750	5.26	1.00	911,688	1.00
2.25	167,696	8.40	2.25	66,380	2.25
	1,689,446		0.85	1,549,068	0.76

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 6 — WARRANTS AND OPTIONS (continued)

Employee Options (continued)

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007:	1,748,000	$0.73
Granted	167,696	2.25
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	1,915,696	$0.86
Granted	480,000	0.15
Exercised	(176,250)	0.62
Canceled or expired	(530,000)	0.33
Outstanding at December 31, 2009:	1,689,446	$0.85

During the year ended December 31, 2008, the Company granted 167,696 employee stock options with an exercise price of $2.25 vesting over four years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $94,314 and $55,016 was charged during the year ended December 31, 2009 and 2008, respectively.

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

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 6 — WARRANTS AND OPTIONS (continued)

Employee Options (continued)

Significant assumptions :
Risk-free interest rate at grant date	2.82% - 3.79%
Expected stock price volatility	458.97%
Expected dividend payout	—
Expected option life-years (a)	5- 10

(a)The expected option life is based on contractual expiration dates

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees under a stock option plan at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	160,000	1.34	$0.50	160,000	$0.50
1.00	110,000	6.20	1.00	110,000	1.00
1.40	105,000	9.24	1.40	26,250	1.40
	375,000		0.90	296,250	0.77

Transactions involving non employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007:	410,000	$0.60
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2008	410,000	$0.60
Granted	105,000	1.40
Exercised	(20,000)	(0.25)
Canceled or expired	(120,000)	(0.38)
Outstanding at December 31, 2009:	375,000	$0.90

During the year ended December 31, 2009, the Company granted 105,000 non employee stock options with an exercise price of $1.40 vesting over three years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $21,525 was charged to current period earnings.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 6 — WARRANTS AND OPTIONS (continued)

Non employee options (continued)

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	3.31%-3.85%
Expected stock price volatility	452.13%-509.93%
Expected dividend payout	—
Expected option life-years (a)	9.24-9.74

(a)The expected option life is based on contractual expiration dates

NOTE 7 - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2009	2008
Net income loss available to Common stockholders	$(1,094,641)	$(883,530)
Basic and diluted earning (loss) per share	$(0.10)	$(0.08)
Weighted average common shares outstanding	11,122,470	10,829,525

In April 2003, a two (2) for one (1) stock split of the Company’s common stock was affected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

NOTE 8 - INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $7,000,000 which expires through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,450,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 9 - INCOME TAXES (continued)

Components of deferred tax assets as of December 31, 2009 are as follows:

Noncurrent:
Net operating loss carry forward	$2,450,000
Valuation allowance	(2,450,000)
Net deferred tax asset	$—

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company currently has two facilities in California. Our headquarters is in Santa Clara, our laboratory is in San Leandro, and our informatics office is in Eureka.

Future minimum lease and related payments are as follows:

2010	$18,882
2011	-0-
2012	-0-
2013 and after	-0-

The Company’s main office is located at 5201 Great America Parkway, Suite 320, Santa Clara, California. The lease had a term of 12 months, which began on August 1, 2009 and expires on July 31, 2010.  We currently pay rent and related costs of approximately $300.00 per month.

Additionally, the Company leases our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2009 and expires on December 31, 2010. We currently pay rent and related costs of approximately $1,457.00 per month.

Employment and Consulting Agreements

The Company agreed to compensate its two board members at a rate of 50,000 shares of the Company’s common stock per year.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

The company doesn’t have any items recorded or measured at fair value on a recurring basis as of December 31, 2009.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 12 - SUBSEQUENT EVENTS

In the month of January 2010, the Company issued an aggregate of 33,000 shares of its common stock for services rendered and accrued in year 2009 and issued a long term convertible note payable for $10,000 due five years from the date of issuance at 7.5% interest per annum. The note is convertible at $2.25 per share of common stock.

In the month of February 2010, the Company issued an aggregate of 8,000 shares of its common stock for services rendered.

In the month of March 2010, the Company issued an aggregate of 25,000 shares of its common stock in exchange for cash of $25,000.

Subsequent events have been evaluated through March 30, 2010, the date that the financial statements were issued.