Form 10-Q
period 2010-03-31
IRIS BIOTECHNOLOGIES INC
filed 2010-05-12
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 11, 2010 the issuer had 11,400,441 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	4

Unaudited Condensed Statements of Losses for the three months ended March 31, 2010 and 2009 and the period February 16, 1999 (date of inception) to March 31, 2010	5

Unaudited Condensed Statement of Stockholders’ Equity for the period February 16, 1999 (date of inception) to March 31, 2010	6

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period February 16, 1999 (date of inception) to March 31, 2010	14

Notes to the Unaudited Condensed Financial Statements	15

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$1,284	$442
Total current assets	1,284	442

Property, plant and equipment, net of accumulated depreciation of $187,586 and $183,130 as of March 31, 2010 and December 31, 2009, respectively	44,432	48,888

Total assets	$45,716	$49,330

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$108,117	$78,452
Notes payable, related party	87,550	98,500
Total current liabilities	195,667	176,952

Long term debt:
Notes payable, related party	63,000	53,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, no par or stated value; 20,000,000 shares authorized; 11,304,526 and 11,230,526 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	5,099,781	5,028,781
Additional paid in capital	1,980,855	1,949,838
Common stock subscription receivable	(108,750)	(108,750)
Deficit accumulated during development stage	(7,184,837)	(7,050,491)
Total stockholders’ equity (deficit)	(212,951)	(180,622)

Total liabilities and stockholders’ equity (deficit)	$45,716	$49,330

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF LOSSES

(unaudited)

	Three months ended March 31,		For the period from February 16, 1999 (date of inception) through
	2010	2009	March 31, 2010
Operating expenses:
Selling, general and administrative	$128,747	$112,568	$3,791,370
Research and development (Note A)	—	2,727	1,377,538
Impairment of intellectual property	—	—	1,838,250
Depreciation	4,457	4,067	187,261
Total operating expenses	133,204	119,362	7,194,419

Net loss from operations	(133,204)	(119,362)	(7,194,419)

Other income (expense)
Interest income (expense)	(1,142)	—	9,582

Net loss before provision for income taxes	(134,346)	(119,362)	(7,184,837)

Income taxes	—	—	—

Net Loss	$(134,346)	$(119,362)	$(7,184,837)

Loss per common share-basic and fully diluted	$(0.01)	$(0.01)	$(0.75)

Weighted average number of common shares outstanding-basic and fully diluted	11,268,415	10,937,178	9,635,120

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

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

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

(Unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	—	$—	11,230,526	$5,028,781	$1,949,838	$(108,750)	$—	$(7,050,491)	$(180,622)
Common stock issued in January 2010 at $1.00 per share in exchange for accrual	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued at $0.88 per share in exchange for compensation shown as accrual	—	—	25,000	22,000	—	—	—	—	22,000
Common stock issued in February 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued in March 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Sale of common stock in March 2010 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	25,000
Fair value of vested options issued for services	—	—	—	—	31,017	—	—	—	31,017
Net loss	—	—	—	—	—	—	—	(134,346)	(134,346)

Balance, March 31, 2010	—	$—	11,304,526	$5,099,781	$1,980,855	$(108,750)	$—	$(7,184,837)	$(212,951)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			For the period from
			February 16, 1999 (date
	For the three months ended March 31,		of inception) through
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,346)	$(119,362)	$(7,184,837)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	4,456	4,067	187,260
Amortization of deferred compensation	—	—	46,926
Common stock issued in exchange for services rendered	16,000	19,227	280,939
Impairment of intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	31,017	23,579	1,933,929
Increase (decrease) in:
Accounts payable and accrued liabilities	59,665	52,270	128,015
Net cash (used in) operating activities:	(23,208)	(20,219)	(2,807,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	—	(221,591)
Net cash (used in) investing activities:	—	—	(221,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	25,000	22,650	2,837,593
Exercise of common stock options	—	—	42,500
Net (payments) proceeds, related party	(950)	27,500	150,550
Net cash provided by financing activities	24,050	50,150	3,030,643

Increase (decrease) in cash and cash equivalents	842	29,931	1,284
Cash and cash equivalents beginning of period	442	990	—
Cash and cash equivalents end of period	$1,284	$30,921	$1,284

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$—	$—	$—
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2010.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2010, the Company has accumulated losses of $7,184,837.

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

MARCH 31, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). For the three month periods ended March 31, 2010 and 2009 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $-0- and $2,727 for the three month periods ended March 31, 2010 and 2009, respectively; and $1,377,538 from the period from February 16, 1999 (date of inception) to March 31, 2010.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $134,346 during the three month period ended March 31, 2010 and $119,362 during the three month period ended March 31, 2009. For the period from inception through March 31, 2010, the Company has accumulated losses of $7,184,837. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2010.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3). He has agreed to fund the deficit for December 31, 2010 which currently is estimated at $100,000.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the  financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

MARCH 31, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the three month period ended March 31, 2010, the Company did not grant any employee option.  The fair value of  previously issued vesting options of $23,579 was charged to current period operations.

Recent Accounting Pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	232,018	232,018
Less: accumulated depreciation	(187,586)	(183,130)
	$44,432	$48,888

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at March 31, 2010 and December 31, 2009  was $87,550 and $98,500, respectively.

NOTE 4 — LONG TERM DEBT

Long term debt at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Notes payable, related party	$38,000	$38,000
Note payables, unrelated party	$25,000	$15,000

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share.

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

On January 10, 2010, the Company issued a $10,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The note is convertible into the Company’s common stock at a conversion rate of $2.25 per share.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 5 — STOCKHOLDER EQUITY

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

MARCH 31, 2010

(Unaudited)

NOTE 5 — STOCKHOLDER EQUITY (continued)

Common stock (continued)

During the year ended December 31, 2009, the Company issued 91,669 shares of common stock for services in the amount of $70,289. All valuations of common stock issued for services were based upon the fair value of the Company’s common stock during the period the services were rendered.

During the three month period ended March 31, 2010, the Company issued an aggregate of 49,000 shares of common stock for services in the amount of $46,000 out of which $30,000 relates to accruals.  All valuations of common stock issued for services were based upon the fair value of the Company’s common stock during the period the services were rendered.

NOTE 6 — WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	4.22	$0.13	40,000	$0.13
$2.00	31,400	1.45	$2.00	31,400	$2.00
$2.25	23,629	2.89	$2.25	23,629	$2.25
	95,029			95,029

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	134,178	$2.20
Issued	42,517	0.26
Exercised	—	—
Canceled or expired	(81,666)	2.25
Outstanding at December 31, 2009	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2010	95,029	$1.29

During the year ended December 31, 2009, in connection with the sale of the Company’s common stock; the Company issued an aggregate of 2,517 warrants to purchase the Company’s common stock at a exercise price of $2.25 per share for five years.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Warrants

During the year ended December 31, 2009, 81,666 non-vested warrants previously issued in connection with services were returned and canceled. The balance unamortized fair value of the warrant of $119,364 recognized as contra equity which was transferred to Additional paid in capital during the year 2009.

On June 19, 2009, the Company issued 40,000 warrants to purchase the Company’s common stock at an exercise price of $0.13 over five years, vesting immediately for services rendered.  Accordingly, the Company recorded fair value of the warrants of $52,000 for year 2009.

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

(a)The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at March 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	9.22	$0.13	80,000	$0.13
0.15	400,000	4.22	0.15	400,000	0.15
0.50	91,000	0.93	0.50	91,000	0.50
1.00	950,750	5.01	1.00	950,750	1.00
2.25	167,696	8.16	2.25	76,861	2.25
	1,689,446		0.85	1,598,611	0.76

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Employee Options (continued)

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	1,915,696	$0.86
Granted	480,000	0.15
Exercised	(176,250)	0.62
Canceled or expired	(530,000)	0.33
Outstanding at December 31, 2009	1,689,446	$0.85
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2010:	1,689,446	$0.85

On June 19, 2009, the Company granted 480,000 employee stock options with exercise prices of $0.13 and $0.15 vesting immediately and expiring five to ten years from issuance.  The fair value of the vested portion (determined as described below) of $624,000 was charged to expenses for year 2009.

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

(a)The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted options of $23,579 and $23,579 was charged during the three month period  March 31, 2010 and 2009, respectively.

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees under a stock option plan at March 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	160,000	1.09	$0.50	160,000	$0.50
1.00	110,000	5.96	1.00	110,000	1.00
1.40	105,000	8.99	1.40	34,250	1.40
	375,000		0.90	304,650	0.77

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Transactions involving non employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	410,000	$0.60
Granted	105,000	1.40
Exercised	(20,000)	(0.25
Canceled or expired	(120,000)	(0.38
Outstanding at December 31, 2009	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2010:	375,000	$0.90

During the year ended December 31, 2009, the Company granted 105,000 non employee stock options with an exercise price of $1.40 vesting over three years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $7,438 was charged to current period earnings.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	3.84%
Expected stock price volatility	455.63%
Expected dividend payout	—
Expected option life-years (a)	8.99

(a)The expected option life is based on contractual expiration dates

NOTE 7 - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share for the three month periods ended March 31, 2010 and 2009:

	2010	2009
Net income loss available to Common stockholders	$(134,346)	$(119,362)
Basic and diluted earning (loss) per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	11,268,415	10,937,178

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 8 - INCOME TAXES (continued)

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $7,150,000 which expires through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,500,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of March 31, 2010 are as follows:

Noncurrent:
Net operating loss carry forward	$2,500,000
Valuation allowance	(2,500,000)
Net deferred tax asset	$—

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The company doesn’t have any items recorded or measured at fair value on a recurring basis as of March 31, 2010.

NOTE 10 - SUBSEQUENT EVENTS

In the month of April 2010, the Company issued an aggregate of 33,000 shares of its common stock for services rendered.

In the month of April 2010, the Company issued an aggregate of 58,100 shares of its common stock in exchange for cash of $65,002.

In the month of May 2010, the Company entered into an agreement to issue 4,815 shares of its common stock in exchange for cash of $6,500.25.

Subsequent events have been evaluated through May 11, 2010, the date that the financial statements were issued.

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

Overview

Since inception on February 16, 1999 through March 31, 2010, we have sustained cumulative net losses of $7,184,837. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through March 31, 2010, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

During the past 18 months, hawse have spent less than $1,000 for public relations. Due to the severe recession we felt that is was prudent to spend investor dollars on designing and building an advanced chip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of Iris’s BioWindows medical informatics system. As of May 1, 2010, Iris has hired an investor relations firm to access targeted investors and share the Iris story with the world.

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

Plan of Operation

We are a life sciences company and the recipient of the Frost and Sullivan 2008 Technology Innovation Award in Pharmacogenomics. Without a clinically accurate tool to measure the relevant genetic/genomic malfunctions involved, cancer diagnosis is a trial and error process leading to unnecessary or ill-directed therapy with unintended risks and adverse side effects. The development of our proprietary Nano-biochips™ assists medical professionals in the diagnosis and prognosis process.  Our manufacturing system has the capability to produce a variety of chips with a choice of mRNAs, microRNAs, proteins, or other biomarker probes for the diagnosis and prognosis of breast cancer, colon cancer, and many other diseases.

The Iris BioWindows™ Informatics System for Personalized and Targeted Medicine handles the analysis of the Nano-biochip™ gene and protein signatures. BioWindows™ is an artificial intelligence system, which includes a powerful database with molecular data, in-depth patient demographics and lifestyle information, family medical histories and treatment-response profiles for many diseases. We launched “Health Passport” in its BioWindows™ 2.0 Informatics System a year ago.

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

Starting at the point of a breast biopsy diagnosis of cancer, the nano-biochip and informatics program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each patient’s particular type of cancer. Our product platform is expected to lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with other cancer, neurological disorders, heart disease, diabetes and other gene-related metabolic problems.

On April 4, 2010, CBS News’ 60 Minutes program on “Patented Genes” covered New York District Judge Robert Sweet’s March 29, 2010 ground-breaking ruling that Myriad Genetics’ BRCA1 and BRCA2 patents are invalid. His ruling found that the patents “are directed to a law of nature and were therefore improperly granted, … may lead to other challenges to gene-related patents,” Bloomberg News reported. This is good news for Iris and opens up another multi-billion-dollar market for products and services that the company previously didn’t plan on offering due to patent constraints.

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

Number of Employees

From our inception, we have principally relied on the services of outside consultants and part-time employees for services. As of May 11, 2010, we have five full time employees and 9 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

As a result of limited capital resources and no revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Accounting Standards Codification Subtopic 718-10, “Compensation”.” In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2010 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through March 31, 2010, we have incurred cumulative losses of $7,184,837. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $16,179 from $112,568 for the three months ended March 31, 2009 to $128,747 for the three months ended March 31, 2010. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $47,017 for the three months ended March 31, 2010 and $42,806 for the three months ended March 31, 2009, a period to period increase of $4,211. The remaining SG&A expenses which required cash amounted to approximately $81,730 and $69,685 for the three months ended March 31, 2010 and 2009, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $2,727 for the three months ended March 31, 2009 to $-0- for the three months ended March 31, 2010.

As a result of the above-mentioned expenses, net losses increased from $119,362 for the three months ended March 31, 2009 to $134,346 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $194,383 as compared to a working capital deficit of $176,510 as of December 31, 2009. Our cash position was $1,284 as of March 31, 2010 compared to $442 as of December 31, 2009. From inception to March 31, 2010 we have incurred an operating cash flow deficit of $2,807,768, which has been principally financed through the private placement of our common stock, advances from related parties and issuance of notes payable. As of March 31, 2010, we have long term debt of $63,000.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through May 11, 2010, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on May 11, 2010, we can sustain our present burn rate for one year. We will need additional equity or debt financing to accelerate the growth of our operations through the remainder of 2010 and we may need additional financing thereafter.

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

The following accounting policies are critical in fully understanding and evaluating our reported financial results:

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2010, we issued and sold 25,000 shares of common stock for proceeds of $25,000.  In addition, we issued 49,000 shares of common stock to consultants for services rendered in the amount of $46,000 out of which $30,000 relates to accruals. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED.

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

IRIS BIOTECHNOLOGIES INC.

May 12, 2010	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial
Officer and Director (Principal Executive Officer,
Principal Accounting Officer and Principal Financial Officer)