Form 10-Q
period 2010-06-30
IRIS BIOTECHNOLOGIES INC
filed 2010-08-02
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 1, 2010 the issuer had 11,584,173 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	4

Unaudited Condensed Statements of Losses for the three and six months ended June 30, 2010 and 2009 and the period February 16, 1999 (date of inception) to June 30, 2010	5

Unaudited Condensed Statement of Stockholders’ Equity from January 1, 2010 to June 30, 2010	6

Unaudited Condensed Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009 and the period February 16, 1999 (date of inception) to June 30, 2010	7

Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$6,268	$442
Total current assets	6,268	442

Property, plant and equipment, net of accumulated depreciation of $192,043 and $183,130 as of June 30, 2010 and December 31, 2009, respectively	39,975	48,888

Total assets	$46,243	$49,330

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$26,656	$78,452
Current maturities of long term debt	8,310	—
Notes payable, related party	72,050	98,500
Total current liabilities	107,016	176,952

Long term debt:
Notes payable, related party	38,000	38,000
Note payable, net of debt discount of $15,176 and $0 as of June 30, 2010 and December 31, 2009, respectively	72,968	15,000
Total long term debt	110,968	53,000
Total liabilities	217,984	229,952

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 11,449,298 and 11,230,526 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	5,291,963	5,028,781
Additional paid in capital	2,035,709	1,949,838
Common stock subscription receivable	(108,750)	(108,750)
Deficit accumulated during development stage	(7,390,663)	(7,050,491)
Total stockholders’ equity (deficit)	(171,741)	(180,622)

Total liabilities and stockholders’ equity (deficit)	$46,243	$49,330

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF LOSSES

(unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from February 16, 1999 (date of inception) through
	2010	2009	2010	2009	June 30, 2010
Operating expenses:
Selling, general and administrative	$150,391	$797,891	$279,138	$910,458	$3,941,761
Research and development (Note 1)	49,096	27,895	49,096	30,622	1,426,634
Impairment of intellectual property	—	—	—	—	1,838,250
Depreciation	4,456	4,816	8,913	8,883	191,717
Total operating expenses	203,943	830,602	337,147	949,963	7,398,362

Net loss from operations	(203,943)	(830,602)	(337,147)	(949,963)	(7,398,362)

Other income (expense)
Interest income (expense)	(1,883)	—	(3,025)	—	7,699

Net loss before provision for income taxes	(205,826)	(830,602)	(340,172)	(949,963)	(7,390,663)

Income taxes	—	—	—	—	—

Net Loss	$(205,826)	$(830,602)	$(340,172)	$(949,963)	$(7,390,663)

Loss per common share-basic and fully diluted	$(0.02)	$(0.07)	$(0.03)	$(0.09)	$(0.77)

Weighted average number of common shares outstanding-basic and fully diluted	11,380,726	11,142,855	11,325,289	11,040,585	9,641,264

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM JANUARY 1, 2010 THROUGH JUNE 30, 2010

(Unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance, January 1, 2010	—	$—	11,230,526	$5,028,781	$1,949,838	$(108,750)	$—	$(7,050,491)	$(180,622)
Common stock issued in January 2010 at $1.00 per share in exchange for accrual	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued at $0.88 per share in exchange for compensation shown as accrual	—	—	25,000	22,000	—	—	—	—	22,000
Common stock issued in February 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued in March 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Sale of common stock in March 2010 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	25,000
Common stock issued in April 2010 at $1.13 per share in exchange for services rendered	—	—	8,000	9,040	—	—	—	—	9,040
Sale of common stock in April 2010 at $1.00 per share	—	—	5,000	5,000	—	—	—	—	5,000
Sale of common stock in April 2010 at $1.16 per share	—	—	53,100	60,002	—	—	—	—	60,002
Common stock issued in April 2010 at $0.85 per share in exchange for services rendered	—	—	25,000	21,250	—	—	—	—	21,250
Sale of common stock in May 2010 at $1.35 per share	—	—	9,815	13,250	—	—	—	—	13,250
Sale of common stock in May 2010 at $1.75 per share	—	—	2,857	5,000	—	—	—	—	5,000
Common stock issued in May 2010 at $2.19 per share in exchange for services rendered	—	—	8,000	17,520	—	—	—	—	17,520
Common stock issued in May 2010 at $1.89 per share in exchange for services rendered	—	—	8,000	15,120	—	—	—	—	15,120
Common stock issued in June 2010 at $1.84 per share in exchange for services rendered	—	—	25,000	46,000	—	—	—	—	46,000
Beneficial conversion feature attributable to convertible debt	—	—	—	—	15,176	—	—	—	15,176
Fair value of vested options issued for services	—	—	—	—	70,695	—	—	—	70,695
Net loss	—	—	—	—	—	—	—	(340,172)	(340,172)
Balance, June 30, 2010	—	$—	11,449,298	$5,291,963	$2,035,709	$(108,750)	$—	$(7,390,663)	$(171,741)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		For the period from February 16, 1999 (date of inception) through June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(340,172)	$(949,963)	$(7,390,663)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	8,913	8,883	191,717
Amortization of deferred compensation	—	—	46,926
Common stock issued in exchange for services rendered	124,930	45,236	389,869
Common stock issued in exchange for intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	70,695	732,782	1,973,607
Increase (decrease) in:
Accounts payable and accrued liabilities	(21,796)	65,994	46,554
Net cash (used in) operating activities:	(157,430)	(97,068)	(2,941,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	(7,303)	(221,591)
Net cash (used in) investing activities:	—	(7,303)	(221,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable	81,454	—	81,454
Proceeds from sale of common stock	108,252	22,650	2,920,845
Exercise of common stock options	—	5,000	42,500
Net (payments) proceeds, related party	(26,450)	78,700	125,050
Net cash provided by financing activities	163,256	106,350	3,169,849

Increase in cash and cash equivalents	5,826	1,979	6,268
Cash and cash equivalents beginning of period	442	990	—
Cash and cash equivalents end of period	$6,268	$2,969	$6,268

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$—	$—	$—
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2010.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2010, the Company has accumulated losses of $7,390,663.

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

JUNE 30, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  For the three and six month periods ended June 30, 2010 and 2009 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $49,096 and $27,895 for the three month periods ended June 30, 2010 and 2009, respectively; $49,096 and $30,622 for the six month periods ended June 30, 2010 and 2009, respectively and $1,426,634 from the period from February 16, 1999 (date of inception) to June 30, 2010.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $340,172 during the six month period ended June 30, 2010 and $949,963 during the six month period ended June 30, 2009. For the period from inception through June 30, 2010, the Company has accumulated losses of $7,390,663. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at June 30, 2010.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3). He has agreed to fund any cash shortage in financing for December 31, 2010 currently estimated at less than $100,000.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the three and six months period ended June 30, 2010, the Company did not grant any employee option.  The fair value of previously issued vesting options of $23,579 and $47,158 was charged to current period operations, respectively.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 Technical Corrections to Various Topics (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 Accounting for Various Topics—Technical Corrections to SEC Paragraphs (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In January 2010 the FASB issued Update No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“2010-02”) an update of ASC 810 Consolidation. 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force (“2010-03”) an update of ASC 505 Equity. 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	232,018	232,018
Less: accumulated depreciation	(192,043)	(183,130)
	$39,975	$48,888

NOTE 3 — RELATED PARTY TRANSACTIONS

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share.

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at June 30, 2010 and December 31, 2009 was $72,050 and $98,500, respectively.

One of our board members owns 40% of an entity that entered into a 5-year, 7.5% interest, and convertible note agreement with the Company for the amount of $71,454 in May 2010 (Note 4).

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 4 — LONG TERM DEBT

Long term debt at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Notes payable, related party (see Note 3)	$38,000	$38,000
Note payables, unrelated party	25,000	15,000
Note payable, net of debt discount of $15,176	56,278	—
Total	119,278	53,000
Less: current portion	8,310	—
Long term portion	$110,968	$53,000

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

On May 13, 2010, the Company issued a $71,454 convertible promissory note with monthly payments of $1,431.79, due in five years with interest at 7.5% per annum. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.13 per share.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $15,176 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense using the effective interest method over the term of the note.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

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

JUNE 30, 2010

(Unaudited)

NOTE 5 — STOCKHOLDER EQUITY (continued)

Common stock (continued)

During the year ended December 31, 2009, the Company issued 91,669 shares of common stock for services in the amount of $70,289. All valuations of common stock issued for services were based upon the fair value of the Company’s common stock during the period the services were rendered.

During the six month period ended June 30, 2010, the Company issued an aggregate of 123,000 shares of common stock for services in the amount of $154,930 out of which $30,000 related to prior accruals.  All valuations of common stock issued for services were based upon the fair value of the Company’s common stock during the period the services were rendered.

NOTE 6 — WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	3.97	$0.13	40,000	$0.13
$2.00	31,400	1.20	$2.00	31,400	$2.00
$2.25	23,629	2.64	$2.25	23,629	$2.25
	95,029			95,029

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	134,178	$2.20
Issued	42,517	0.26
Exercised	—	—
Canceled or expired	(81,666)	2.25
Outstanding at December 31, 2009	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2010	95,029	$1.29

During the year ended December 31, 2009, in connection with the sale of the Company’s common stock, the Company issued an aggregate of 2,517 warrants to purchase the Company’s common stock at an exercise price of $2.25 per share for five years.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Warrants (continued)

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

(a)The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at June 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	8.97	$0.13	80,000	$0.13
0.15	400,000	3.97	0.15	400,000	0.15
0.50	91,000	0.68	0.50	91,000	0.50
1.00	850,750	5.35	1.00	850,750	1.00
2.25	167,696	7.91	2.25	87,342	2.25
	1,589,446		0.85	1,509,092	0.76

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Employee Options (continued)

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	1,915,696	$0.86
Granted	480,000	0.15
Exercised	(176,250)	0.62
Canceled or expired	(530,000)	0.33
Outstanding at December 31, 2009	1,689,446	$0.85
Granted	—	—
Exercised	—	—
Canceled or expired	(100,000)	(1.00)
Outstanding at June 30, 2010:	1,589,446	$0.85

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

(a)The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted options of $47,158 and $47,158 was charged during the six month period June 30, 2010 and 2009, respectively.

Non employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non employees under a stock option plan at June 30, 2010:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Non employee options (continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	160,000	0.85	$0.50	160,000	$0.50
1.00	110,000	5.71	1.00	110,000	1.00
1.40	105,000	8.74	1.40	43,750	1.40
	375,000		0.90	313,750	0.77

Transactions involving non employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	410,000	$0.60
Granted	105,000	1.40
Exercised	(20,000)	(0.25
Canceled or expired	(120,000)	(0.38
Outstanding at December 31, 2009	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2010:	375,000	$0.90

During the year ended December 31, 2009, the Company granted 105,000 non employee stock options with an exercise price of $1.40 vesting over three years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $23,538 was charged to current period earnings.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	2.97% to 3.84%
Expected stock price volatility	404.29% to 455.63%
Expected dividend payout	—
Expected option life-years (a)	8.74 to 8.99

(a)The expected option life is based on contractual expiration dates

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 7 - INCOME TAXES

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

NOTE 8 - SUBSEQUENT EVENTS

In the month of July 2010, the Company issued an aggregate of 48,000 shares of its common stock for services rendered.

In the month of July 2010, the Company issued an aggregate of 86,875 shares of its common stock for options exercised.

Subsequent events have been evaluated through August 1, 2010, the date that the financial statements were issued.

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

Overview

Since inception on February 16, 1999 through June 30, 2010, we have sustained cumulative net losses of $7,390,663. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through June 30, 2010, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

During the past 18 months, we have spent less than $10,000 for public relations. Due to the severe recession we felt that it was prudent to spend investor dollars on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of Iris’s BioWindows medical informatics system. We have an extensive pipeline of disease chips including a BreastCancerChip™, ColonCancerChip™, NeuroChip™, CardioChip™, ComprehensiveCancerChip™, and MetabolicChip™.

We have been in discussions with various entities in regard to launching our products in the US and abroad. As of July 21, 2010, we have applied for $5 million in Therapeutic Discovery grant from the US government, which has stated that it is awarding $1 billion to small research companies by October 29, 2010.

There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net positive cash inflows from any products developed may take several years to achieve.

Management plans to continue financing operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research or development programs, or cease operations. On an ongoing basis since the Company was founded in 1999, Simon Chin, our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, has been providing us with interim financing, which we repay when funds are available.

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

Number of Employees

As of August 1, 2010, we have five full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2011 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through June 30, 2010, we have incurred cumulative losses of $7,390,663. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $647,500 from $797,891 for the three months ended June 30, 2009 to $150,391 for the three months ended June 30, 2010. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $119,359 for the three months ended June 30, 2010 and $735,213 for the three months ended June 30, 2009, a period to period decrease of $615,854. The remaining SG&A expenses which required cash amounted to approximately $31,032 and $62,678 for the three months ended June 30, 2010 and 2009, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $27,895 for the three months ended June 30, 2009 to $49,096 for the three months ended June 30, 2010.

As a result of the above-mentioned expenses, net losses decreased from $830,602 for the three months ended June 30, 2009 to $205,826 for the three months ended June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2010 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $631,320 from $910,458 for the six months ended June 30, 2009 to $279,138 for the six months ended June 30, 2010. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $195,625 for the six months ended June 30, 2010 and $778,018 for the six months ended June 30, 2009, a period to period decrease of $582,393. The remaining SG&A expenses which required cash amounted to approximately $83,513 and $132,440 for the six months ended June 30, 2010 and 2009, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $30,622 for the six months ended June 30, 2009 to $49,096 for the six months ended June 30, 2010.

As a result of the above-mentioned expenses, net losses decreased from $949,963 for the six months ended June 30, 2009 to $340,172 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $100,748 as compared to a working capital deficit of $176,510 as of December 31, 2009. Our cash position was $6,268 as of June 30, 2010 compared to $442 as of December 31, 2009. From inception to June 30, 2010 we have incurred an operating cash flow deficit of $2,941,990, which has been principally financed through the private placement of our common stock, advances from related parties and issuance of notes payable. As of June 30, 2010, we have long term debt of $110,968.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through August 1, 2010, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on August 1, 2010, we can sustain our present burn rate for one year. We will need additional equity or debt financing to accelerate the growth of our operations through the remainder of 2010 and we may need additional financing thereafter.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3). He has agreed to fund any cash shortage in financing for December 31, 2010 currently estimated at less than $100,000.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2010, we issued and sold 70,772 shares of common stock for proceeds of $83,252.  In addition, we issued 74,000 shares of common stock to consultants for services rendered in the amount of $108,930 out of which $21,250 relates to accruals. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

August 2, 2010	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial
Officer and Director (Principal Executive Officer,
Principal Accounting Officer and Principal Financial Officer)