Form 10-Q
period 2010-09-30
IRIS BIOTECHNOLOGIES INC
filed 2010-11-15
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010 the issuer had 11,620,913  outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	4

Unaudited Condensed Statements of Losses for the three and nine months ended September 30, 2010, 2009 and the period February 16, 1999 (date of inception) to September 30, 2010	5

Unaudited Condensed Statement of Stockholders’ Deficit from January 1, 2010 to September 30, 2010	6

Unaudited Condensed Statements of Cash Flows for the three and nine months ended September 30, 2010, 2009 and the period February 16, 1999 (date of inception) to September 30, 2010	7

Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$121	$442
Total current assets	121	442

Property, plant and equipment, net of accumulated depreciation of $195,951 and $183,130 as of September 30, 2010 and December 31, 2009, respectively	36,067	48,888

Total assets	$36,188	$49,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$106,372	$78,452
Notes payable, related party	65,200	98,500
Total current liabilities	171,572	176,952

Long term debt:
Notes payable, related party	38,000	38,000
Note payable, net of debt discount of $14,012 and $-0- as of September 30, 2010 and December 31, 2009, respectively	82,442	15,000
Total liabilities	292,014	229,952

STOCKHOLDERS’ DEFICIT
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 11,584,173 and 11,230,526 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	5,440,638	5,028,781
Additional paid in capital	2,068,905	1,949,838
Common stock to be issued	10,000	—
Common stock subscription receivable	(170,625)	(108,750)
Deficit accumulated during development stage	(7,604,744)	(7,050,491)
Total stockholders’ deficit	(255,826)	(180,622)

Total liabilities and stockholders’ deficit	$36,188	$49,330

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF LOSSES

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from February 16, 1999 (date of inception) through
	2010	2009	2010	2009	September 30, 2010
Operating expenses:
Selling, general and administrative	$204,220	$40,522	$483,358	$950,980	$4,145,981
Research and development (Note 1)	2,247	—	51,343	30,622	1,428,881
Impairment of intellectual property	—	—	—	—	1,838,250
Depreciation	3,909	4,457	12,822	13,340	195,626
Total operating expenses	210,376	44,979	547,523	994,942	7,608,738

Net loss from operations	(210,376)	(44,979)	(547,523)	(994,942)	(7,608,738)

Other income (expense)
Interest income (expense)	(3,706)	(47)	(6,731)	(47)	3,993

Net loss before provision for income taxes	(214,081)	(45,026)	(554,253)	(994,989)	(7,604,744)

Income taxes	—	—	—	—	—

Net Loss	$(214,081)	$(45,026)	$(554,253)	$(994,989)	$(7,604,744)

Loss per common share-basic and fully diluted	$(0.02)	$(0.00)	$(0.05)	$(0.09)	$(0.78)

Weighted average number of common shares outstanding-basic and fully diluted	11,554,404	11,187,764	11,318,128	11,090,184	9,714,554

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JANUARY 1, 2010 THROUGH SEPTEMBER 30, 2010

(Unaudited)

						Common			Deficit accumulated
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	Development stage	Total
Balance, January 1, 2010	—	$—	11,230,526	$5,028,781	$1,949,838	$—	$(108,750)	$—	$(7,050,491)	$(180,622)
Common stock issued in January 2010 at $1.00 per share for accrual	—	—	8,000	8,000	—	—	—	—	—	8,000
Common stock issued at $0.88 per share in exchange for compensation shown as accrual	—	—	25,000	22,000	—	—	—	—	—	22,000
Common stock issued in February 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	—	8,000
Common stock issued in March 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	—	8,000
Sale of common stock in March 2010 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	—	25,000
Common stock issued in April 2010 at $1.13 per share in exchange for services rendered	—	—	8,000	9,040	—	—	—	—	—	9,040
Sale of common stock in April 2010 at $1.00 per share	—	—	5,000	5,000	—	—	—	—	—	5,000
Sale of common stock in April 2010 at $1.16 per share	—	—	53,100	60,002	—	—	—	—	—	60,002
Common stock issued in April 2010 at $0.85 per share in exchange for services rendered	—	—	25,000	21,250	—	—	—	—	—	21,250
Sale of common stock in May 2010 at $1.35 per share	—	—	9,815	13,250	—	—	—	—	—	13,250
Sale of common stock in May 2010 at $1.75 per share	—	—	2,857	5,000	—	—	—	—	—	5,000
Common stock issued in May 2010 at $2.19 per share in exchange for services rendered	—	—	8,000	17,520	—	—	—	—	—	17,520
Common stock issued in May 2010 at $1.89 per share in exchange for services rendered	—	—	8,000	15,120	—	—	—	—	—	15,120
Common stock issued in June 2010 at $1.84 per share in exchange for services rendered	—	—	25,000	46,000	—	—	—	—	—	46,000
Common stock issued in July 2010 at $1.81 per share in exchange for services rendered	—	—	40,000	72,400	—	—	—	—	—	72,400
Common stock issued in July 2010 at $1.80 per share in exchange for services rendered	—	—	8,000	14,400	—	—	—	—	—	14,400
Common stock issued in July 2010 for options exercised	—	—	86,875	61,875	—	—	(61,875)	—	—	—
Common stock subscription received	—	—	—	—	—	10,000	—	—	—	10,000
Beneficial conversion feature attributable to convertible debt	—	—	—	—	15,176	—	—	—	—	15,176
Fair value of vested options issued for services	—	—	—	—	103,891	—	—	—	—	103,891
Net loss	—	—	—	—	—	—	—	—	(554,253)	(554,253)
Balance, September 30, 2010	—	$—	11,584,173	$5,440,638	$2,068,905	$10,000	$(170,625)	$—	$(7,604,744)	$(255,826)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,		For the period from February 16, 1999 (date of inception) through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(554,253)	$(994,989)	$(7,604,744)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	12,821	13,340	195,625
Amortization of deferred compensation	—	—	46,926
Amortization of beneficial conversion feature relating to convertible debt	1,164	—	1,164
Common stock issued in exchange for services rendered	211,730	58,789	476,669
Impairment of intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	103,891	760,561	2,006,803
Increase (decrease) in:
Accounts payable and accrued liabilities	57,920	31,419	126,270
Net cash (used in) operating activities:	(166,727)	(130,880)	(2,951,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	(7,303)	(221,591)
Net cash (used in) investing activities:	—	(7,303)	(221,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	81,454	—	81,454
Proceeds from sale of common stock and common stock subscriptions	118,252	22,650	2,930,845
Exercise of common stock options	—	5,000	42,500
Net (payments) proceeds, related party	(33,300)	113,500	118,200
Net cash provided by financing activities	166,406	141,150	3,172,999

Increase (decrease) in cash and cash equivalents	(321)	2,967	121
Cash and cash equivalents beginning of period	442	990	—
Cash and cash equivalents end of period	$121	$3,957	$121

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$—	$—	$—
Non cash financing activities:
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000
Subscription receivable on exercise of options	$61,875	$—	$170,625

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2010.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2010, the Company has accumulated losses of $7,604,744.

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

SEPTEMBER 30, 2010

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  For the three and nine month periods ended September 30, 2010 and 2009 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $2,247 and $-0- for the three month periods ended September 30, 2010 and 2009, respectively; $51,343 and $30,622 for the nine month periods ended September 30, 2010 and 2009, respectively and $1,428,881 from the period from February 16, 1999 (date of inception) to September 30, 2010.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $554,253 during the nine-month period ended September 30, 2010 and $994,989 during the nine-month period ended September 30, 2009. For the period from inception through September 30, 2010, the Company has accumulated losses of $7,604,744. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at September 30, 2010.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3).

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Effective January 1, 2008, the company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations nor cash flows.

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

For the three and nine months period ended September 30, 2010, the Company did not grant any employee option.  The fair value of previously issued vesting options of $23,579 and $70,736 was charged to current period operations, respectively.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (“ASU 2010-19”), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	232,018	232,018
Less: accumulated depreciation	(195,951)	(183,130)
	$36,067	$48,888

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 3 — RELATED PARTY TRANSACTIONS

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share. During the three and nine months ended for September 30, 2010, the Company has charged $718 and $2,131, respectively to interest expense.

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at September 30, 2010 and December 31, 2009 was $65,200 and $98,500, respectively.

One of our board members owns 40% of an entity that entered into a 5-year, 7.5% interest, and convertible note agreement with the Company for the amount of $71,454 in May 2010 (Note 4). During the three and nine months ended for September 30, 2010, Company has charged $1,350 and $2,055, respectively to interest expense.

NOTE 4 — LONG TERM DEBT

Long-term debt at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Notes payable, related party (see Note 3)	$38,000	$38,000
Note payables, unrelated party	25,000	15,000
Note payable, net of debt discount of $14,012	57,442	—
Total	120,442	53,000
Less: current portion	—	—
Long term portion	$120,442	$53,000

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

On May 13, 2010, the Company issued a $71,454 convertible promissory note, due in five years with interest at 7.5% per annum. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.13 per share.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 4 — LONG TERM DEBT (continued)

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

During the three and nine month period ended September 30, 2010, the recorded an amortization of the discount of $1,164 as a charge against current period interest expense.

NOTE 5 — STOCKHOLDER EQUITY

During the nine month period ended September 30, 2010, the Company issued an aggregate of 171,000 shares of common stock for services in the amount of $241,730 out of which $30,000 related to prior accruals.  All valuations of common stock issued for services were based upon the fair value of the Company’s common stock during the period the services were rendered.

NOTE 6 — WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	3.72	$0.13	40,000	$0.13
$2.00	31,400	0.95	$2.00	31,400	$2.00
$2.25	23,629	2.39	$2.25	23,629	$2.25
	95,029			95,029

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	134,178	$2.20
Issued	42,517	0.26
Exercised	—	—
Canceled or expired	(81,666)	2.25
Outstanding at December 31, 2009	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2010	95,029	$1.29

During the year ended December 31, 2009, in connection with the sale of the Company’s common stock, the Company issued an aggregate of 2,517 warrants to purchase the Company’s common stock at an exercise price of $2.25 per share for five years.

During the year ended December 31, 2009, 81,666 non-vested warrants previously issued in connection with services were returned and canceled. The balance unamortized fair value of the warrant of $119,364 recognized as contra equity, which was transferred to Additional paid in capital during the year 2009.

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

(a)The expected option life is based on contractual expiration dates

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	8.72	$0.13	80,000	$0.13
0.15	400,000	3.72	0.15	400,000	0.15
0.50	41,000	0.24	0.50	41,000	0.50
1.00	813,875	5.08	1.00	813,875	1.00
2.25	167,696	7.65	2.25	97,823	2.25
	1,502,571		0.85	1,432,698	0.76

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	1,915,696	$0.86
Granted	480,000	0.15
Exercised	(176,250)	0.62
Canceled or expired	(530,000)	0.33
Outstanding at December 31, 2009	1,689,446	$0.85
Granted	—	—
Exercised	(86,875)	(0.71)
Canceled or expired	(100,000)	(1.00)
Outstanding at September 30, 2010:	1,502,571	$0.85

On June 19, 2009, the Company granted 480,000 employee stock options with exercise prices of $0.13 and $0.15 vesting immediately and expiring five to ten years from issuance.  The fair value of the vested portion (determined as described below) of $624,000 was charged to expenses for year 2009.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Employee options (continued)

Significant assumptions:
Risk-free interest rate at grant date	2.82% - 3.79%
Expected stock price volatility	458.97%
Expected dividend payout	—
Expected option life-years (a)	5- 10

(a)The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted options of $70,736 and $70,736 was charged during the nine-month period September 30, 2010 and 2009, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	160,000	0.59	$0.50	160,000	$0.50
1.00	110,000	5.46	1.00	110,000	1.00
1.40	105,000	8.49	1.40	52,500	1.40
	375,000		0.90	322,500	0.82

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	410,000	$0.60
Granted	105,000	1.40
Exercised	(20,000)	(0.25
Canceled or expired	(120,000)	(0.38
Outstanding at December 31, 2009	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2010:	375,000	$0.90

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 6 — WARRANTS AND OPTIONS (continued)

Non-employee options (continued)

During the year ended December 31, 2009, the Company granted 105,000 non-employee stock options with an exercise price of $1.40 vesting over three years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $33,156 was charged to current period earnings.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	2.97% to 3.84%
Expected stock price volatility	404.29% to 455.63%
Expected dividend payout	—
Expected option life-years (a)	8.74 to 8.99

(a) The expected option life is based on contractual expiration dates

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

NOTE 8 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued.

In October and November 2010, the Company issued an aggregate of 24,000 shares of its common stock for services rendered.  In addition, in November 2010, the Company issued 12,740 shares of its common stock for common stock subscriptions of an aggregate of $20,000 out of which $10,000 was received in August 2010.

Under the US Qualifying Therapeutic Discovery Project (QTDP) Program, as of October 29, 2010, we have been awarded approximately $245,000 in recognition of Iris’s patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment. To date the Company has received $34,808 and expects to receive $209,671 in January 2011.

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

Overview

Since inception on February 16, 1999 through September 30, 2010, we have sustained cumulative net losses of $7,604,744. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through September 30, 2010, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

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

We have been in discussions with various entities in regard to launching our products in the US and abroad. We have also had discussions with equipment financing sources with respect to building or buying additional equipment, which would allow us to expand our manufacturing capacity. Under the US Qualifying Therapeutic Discovery Project (QTDP) Program, the maximum amount of a grant application was $5 million, but the maximum amount that the government actually gave for any grant was $245,000. As of October 29, 2010, we have been awarded approximately $245,000 in recognition of Iris’s patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment. To date we have received $34,808 and we expect to receive $209,671 in January 2011.

The selection criteria includes a company’s ability to diagnose diseases or conditions; to determine molecular factors related to diseases or conditions by developing molecular diagnostic guided therapeutic decisions; or to develop a product, process, or technology to further the delivery or administration of therapeutics. The award was given to projects that show reasonable potential to result in new therapies to treat areas of unmet medical needs or to prevent, detect or treat chronic or acute diseases and conditions; to reduce long-term health care costs in the U.S.; or to significantly advance the goal of curing cancer within the next 30 years.

The Small Business Jobs and Credit Act of 2010 became law on September 27, 2010. There will be no capital gain tax  for those who purchase our stock (IRSB) between now and January 1, 2011 and keep the stock for at least five years.

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

Product Research and Development

We anticipate spending, in order to accelerate our growth, which is contingent upon raising additional funds, approximately $5,000,000 for product research and development activities related to our anticipated multiple product launches during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, unless we raise additional funds to accelerate our growth to fulfill the unmet needs of a large, growing market.

Number of Employees

From our inception, we have principally relied on the services of outside consultants and part-time employees for services. As of November 15, 2010, we have five full time employees and 10 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2011 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through September 30, 2010, we have incurred cumulative losses of $7,604,744. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $163,698 from $40,522 for the three months ended September 30, 2009 to $204,220 for the three months ended September 30, 2010. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $119,996 for the three months ended September 30, 2010 and $41,332 for the three months ended September 30, 2009, a period to period increase of $78,664. The remaining SG&A expenses required cash amounted to approximately $84,224 and $(810) for the three months ended September 30, 2010 and 2009, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $0 for the three months ended September 30, 2009 to $2,247 for the three months ended September 30, 2010.

As a result of the above-mentioned expenses, net losses increased from $45,026 for the three months ended September 30, 2009 to $214,081 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2011 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $467,622 from $950,980 for the nine months ended September 30, 2009 to $483,358 for the nine months ended September 30, 2010. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $315,621 for the nine months ended September 30, 2010 and $819,350 for the nine months ended September 30, 2009, a period to period decrease of $503,729. The remaining SG&A expenses required cash amounted to approximately $167,737 and $131,630 for the nine months ended September 30, 2010 and 2009, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $30,622 for the nine months ended September 30, 2009 to $51,343 for the nine months ended September 30, 2010.

As a result of the above-mentioned expenses, net losses decreased from $994,989 for the nine months ended September 30, 2009 to $554,253 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $171,451 as compared to a working capital deficit of $176,510 as of December 31, 2009. Our cash position was $121 as of September 30, 2010 compared to $442 as of December 31, 2009. From inception to September 30, 2010 we have incurred an operating cash flow deficit of $2,951,287, which has been principally financed through the private placement of our common stock, advances from related parties and issuance of notes payable. As of September 30, 2010, we have long-term debt of $120,442.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through November 15, 2010, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on November 15, 2010, we can sustain our present burn rate for one year. We will need additional equity or debt financing to accelerate the growth of our operations through the remainder of 2010 and we may need additional financing thereafter.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor are our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2010, we sold 6,730 shares of common stock for proceeds of $10,000.  In addition, we issued 48,000 shares of common stock to consultants for services rendered in the amount of $86,800. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the months of October and November 2010, the Company issued an aggregate of 24,000 shares of its common stock for services rendered.  In addition, in November 2010, the Company issued 12,740 shares of its common stock for common stock subscriptions of an aggregate $20,000 out of which $10,000 was received in August 2010. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

November 15, 2010	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial
Officer and Director (Principal Executive Officer,
Principal Accounting Officer and Principal Financial Officer)