Form 10-K
period 2010-12-31
IRIS BIOTECHNOLOGIES INC
filed 2011-04-06
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a closing sale price of $1.84 per share which was the last sale price of the common stock as of June 30, 2010 was $5,967,201.

As of March 31, 2011, the issuer had 12,069,751 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Iris BioTechnologies, a life sciences company located in Santa Clara, California, is an emerging leader in personalized and targeted medicine, focusing on enabling the right medical treatment for the right person at the right time. The company was founded with the vision to establish new and enduring medical treatment standards for the 21st Century based on genomic, proteomic, personal life dynamics, and environmental information.  We were the recipient of Frost and Sullivan’s 2008 North American Technology Innovation Award in Pharmacogenomics. According to Frost and Sullivan “Iris’s technology is a near-term opportunity, which would significantly transform the way in which personalized medication is currently being prescribed.”

Our mission is to enable the practice of P4 medicine: personalized, predictive, preventive and participatory. We plan to determine the optimal medical solution for each patient by categorizing individuals according to their molecular signatures and personal profiles through our proprietary Nano-biochips™ and BioWindows™ medical informatics system. We plan to predict how best to maximize the quality and longevity of life through the use of our patented technologies.

On October 29, 2010, we were awarded $245,000, the maximum amount given for a grant under the US Qualifying Therapeutic Discovery Project (QTDP) Program. We were glad to receive this grant and the proceeds will be used to accelerate our new product launches scheduled for 2011.

The award was given to projects that show reasonable potential to result in new therapies to treat areas of unmet medical needs or to prevent, detect or treat chronic or acute diseases and conditions; to reduce long-term health care costs in the U.S.; or to significantly advance the goal of curing cancer within the next 30 years.

The federal government recently said that human and other genes should not be eligible for patents because they are part of nature. This new position followed an earlier court ruling by United States District Court Judge Robert W. Sweet invalidating seven patents. These developments could have a huge impact on medicine and on the biotechnology industry. The ruling, related to the BRCA genes implicated in breast cancer, was a step in the right direction towards rectifying what many feel is an improper use of patent law.

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

In 2009 we launched “Health Passport” in our BioWindows™ 2.0 Informatics System. Health Passport is a HIPAA compliant, web based medical information storage system that allows participants to grant sharing capabilities of their confidential medical and lifestyle information to physicians and/or family members anywhere in the world. This allows families to build multi-generational medical family trees that will help assure that they receive more personalized care now and in the future — the right medical treatment for the right patient at the right time.

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

Since the founding of the company, we have strived to grow in an economically efficient manner. We have invested over $8 million in product development. We have four patents granted in the United States and some of those are already granted in Canada, Europe, Asia, New Zealand and Australia. With a strong management team and seasoned scientific advisory board, we are close to commercializing our BreastCancerChip™ and well positioned strategically and structurally to introduce future products such as the ColonCancerChip™, Comprehensive Cancer Chip™, NeuroChip™, CardioChip™ and MetabolicChipTM.

The global market for a more personalized approach to medicine and health is expected to grow to $452 billion in 2015 according to PricewaterhouseCoopers projections. The core diagnostic and targeted therapeutic segment of the market is presently estimated at $24 billion and expected to grow by 10 percent annually, reaching $42 billion by 2015. With health care spending expected to reach $4.3 trillion or 19.5 percent of GDP by 2017, solid companies developing personalized diagnostic products are expected to yield very good return on investment.

We have recently received an official, unanimous approval from Good Samaritan hospital’s institutional review board and have the full support of their surgery committee, oncology committee, pathology department and chief medical officer. We are now in the process of acquiring the necessary supplies for our clinical breast cancer study. This is the beginning of a study that we expect will eventually include patients from multiple hospitals and surgical centers during 2011.

Our competitor, Genomic Health, is considered the “poster child” for the emerging personalized medicine industry. Their strategy was to get to market first. Genomic Health performs approximately 45,000 breast cancer recurrence prediction tests annually with a list price of $4,075 per test. They recently started to offer a colon cancer test at $3,200 per test. Their annual revenue is approximately $180 million with a net cumulative loss of approximately $173 million. They use existing RT-PCR technology and have incurred extremely high expenses to market their test broadly. We benefit from the fact that Genomic Health has begun the education of those in the healthcare system, paving the way for our company and other companies to penetrate the market at an accelerated pace.

Our strategy has been to optimize return our investment for investors  by developing products and services that we believe could become the industry standard in the future. We believe that it is not enough just to determine which 2% of the breast cancer patients might benefit from chemotherapy, which could cost more than $20,000. We seek to optimize patient survival and quality of life while minimizing the total cost of breast cancer treatment, which could exceed $150,000 in the first year.

By categorizing patients according to their molecular signatures and personal profiles using our Nano-Biochips and BioWindows medical informatics system we are building a solid foundation for the practice of personalized medicine. Our vision has been for our technologies, products, and services to foster a new collaborative paradigm for disease management, enable the development of personalized and targeted drugs, empower people to optimize the quality and longevity of their lives and create an attractive return on investment for our shareholders.

We presently have the capability to launch the clinical BreastCancerChip™ as a CLIA laboratory test without FDA approval, similar to the Oncotype Dx test offered by Genomic Health.  We have strategically positioned ourself to be successful regardless of how and when the FDA decides to regulate complex molecular diagnostic and prognostic products. The Iris Nano-Biochips™ are designed to be FDA-approved kits. With FDA approval, all of our tests can be performed in any certified laboratory.

Our initial focus is  helping the more than 2 million breast cancer patients in the US. Each year more than a million breast biopsies, lumpectomies, and mastectomies are performed. The American Cancer Society estimates that approximately 207,090 American women were diagnosed with breast cancer in 2010, and 2011 is expected to be the same. Last year, approximately 1.6 million people in the United States and 12.7 million people worldwide were diagnosed with cancer.

Virtually every disease has a genetic component. Diseases like cancer, heart disease, Alzheimer’s and diabetes occur as a result of many known and unknown genes interacting with each other and the environment over time. Multiple genes cause chronic diseases, each playing a minor role, so it is very important to understand how genes are being expressed and how the environment is altering that expression. To treat breast cancer with the most effective treatment regimen, it is important to be able to diagnose which of the nineteen different types of breast cancer is actually posing a potential threat to the life of the patient.

The Iris BioWindows™ Informatics System for Personalized and Targeted Medicine handles the analysis of the gene expression and genetic variation data as well as protein and other biomarker information collected by the Nano-Biochip™. BioWindows™ is an artificial intelligence system, which includes a powerful database with molecular signatures, in-depth patient demographics and lifestyle information, family medical histories and treatment-response profiles for many diseases. With each new gene and every new patient the Iris BioWindows™ medical informatics system grows more powerful as new information is added to the database.

By combining all this data our artificial intelligence system can look for patterns and begin sorting patients into increasingly similar groupings.  Within each similar group is the most appropriate treatment protocol. In essence the system is a comparative effectiveness approach to a specific disease. By comparing patients with similar backgrounds and gene profiles you increase the probability of prescribing the proper protocol the first time. As more patient information is added to the database the groupings become more concise and treatment protocols more personalized. The physician’s job becomes one of further fine-tuning the therapy and eventually reducing or even eliminating trial and error medicine.

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

We are also working on incorporating affordable, next-generation human genome sequencing as well as protein biomarker profiling to make our technology platform even more powerful. Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid molecular signature diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine.

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

Our technology platform includes:

•                        Oligonucleotide, peptide nucleic acid (PNA) probes with superior binding affinity and specificity that are the ideal length and highly purified, protein biomarkers, and other molecules

•                        A proprietary binding system to secure probes to a soft metal chip surface

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

Summary of Medical Care

According to the Department of Health and Human Services (HHS), spending on national health care totaled $2.4 trillion, or 17 percent of G.D.P. in 2008. HHS expects that health share costs will continue its historical upward trend, reaching 19.5% of GDP by 2017. The Congressional Budget Office estimating that without changes in federal law, it will rise to 25 percent of the G.D.P in 2025. $1.1 billion in the economic stimulus bill is earmarked to compare the effectiveness of different treatments for the same illness.

The American Cancer Society estimates that approximately 207,090 American women were diagnosed with breast cancer in 2010, and 2011 is expected to be the same. One out of four breast cancer patients will die from this disease.  A breast cancer patient, after the removal of the tumor, is usually treated with radiation and/or chemotherapy followed by additional therapies such as hormonal therapy or molecular antibody treatment.

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

Breast Cancer Chip

The National Cancer Institute (NCI) estimated that 207,090 women were diagnosed with and 39,840 women died of cancer of the breast in 2010. That means a woman is diagnosed with breast cancer every three minutes in the U.S. NCI also estimates that approximately $8.1 billion is spent in the U.S. each year on treatment of breast cancer and there are more than two million women alive in the U.S. who had a history of cancer of the breast.

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

Future Products

We are also working on gene markers for a comprehensive CancerChip TM and specific markers associated with prostrate, lung, liver, kidney and ovarian cancers. Certain genes associated with schizophrenia, Alzheimer disease, autoimmune system disorders, and metabolic and drug metabolism disorders have also been reviewed. We are continuing to work on the selection of newly discovered genes to be included in other products such as the NeuroChip™ and CardioChip™.

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

Complex diagnostic and prognostic tests generally require FDA approval. The test offered by Genomic Health is not robust enough to be sold as an FDA-approved test kit. Genomic Health intentionally launched their breast cancer recurrence prediction test without seeking FDA approval. The FDA retaliated furiously by issuing a draft guidance (regulation) in July 2007, making clear their intention to regulate the type of tests offered by Genomic Health and other companies.  This guidance was then finalized internally at the FDA and within the Department of Health and Human Services. As of March 2011, the FDA still has not publicly issued their official guidance.

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

On February 6, 2007, the U.S. Food and Drug Administration (FDA) approved Agendia’s 70-gene test for predicting breast cancer recurrence. The clearance of Agendia’s ‘de novo 510(k)’ application sets a precedent.  This will make it easier and faster for Iris to get approval for its Nano-Biochip. Agendia has previously received clearance from European authorities to market their test in Europe and they claim substantial progress in market acceptance and reimbursement. The Agendia test is not widely used in the U.S.

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

All medical devices are categorized by the FDA into three different classes. The class in which a device is assigned determines the level of review required by the FDA to obtain approval for the marketing of the device to the public. Class I medical devices are subject to the least regulatory control and present minimal potential harm to the user. Class II medical devices include devices for which general controls alone are insufficient to assure safety and effectiveness, and additional existing methods are available to provide such assurances. Therefore, Class II devices are subject to special controls in addition to the general controls of Class I devices. Special controls may include special labeling requirements, mandatory performance standards, and post market surveillance. Devices in Class II are held to a higher level of assurance than Class I devices that they will perform as indicated and will not cause injury or harm to patient or user. Devices in this class are typically non-invasive and include x-ray machines, powered wheelchairs, infusion pumps, surgical drapes, surgical needles and suture material, and acupuncture needles. Class III devices are devices for which there is insufficient information to determine the safety and effectiveness of the device. Examples of Class III devices include heart valves, breast implants, implantable pacemakers and generally all medical devices that are implanted in the body. Class III devices are held to a higher level of assurance than Class II devices and require obtaining premarket approval, or PMA, from the FDA.

Although biochips similar to the one we intend to market have previously been considered Class II devices and therefore are only subject to premarket notification, since our products are   designed to enable a treating physician to prescribe a personalized treatment regimen there is a possibility that the FDA may consider our products a Class III device for this intended use requiring PMA. We intend to meet with the FDA to determine whether they will categorize our product for its current intended use as a Class II or Class III device. If the FDA determines that the intended use of our products would categorize our product as a Class II device we will submit a premarket notification to the FDA. However, in the event that the FDA determines that the intended use of our product would categorize it as a Class III device requiring premarket approval, we intend to modify the intended use to initially market our product as a test for predicting breast cancer recurrence and still file a 510 (k) premarket notification. Then simultaneously with, or subsequent to, the filing of a premarket notification we will also file a PMA for use of our product by a treating physician to prescribe a personalized treatment regimen.

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

After we have completed the 510(k) process, but before we begin manufacturing and distributing our products, we will be required to register with the FDA, in a process known as establishment registration. This registration provides the FDA with the location of the facility manufacturing the medical device, but this registration does not establish approval of the device by the FDA. In addition, most medical device establishments registered with the FDA must also identify the device that they have in commercial distribution. This process is known as medical device listing and is a means for the FDA to keep apprised of the devices that are being manufactured and sold.

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

Employees

As of April 3, 2011 we have 5 full-time and part-time employees and 10 full-time and part-time consultants. As we prepare to transition from product development to commercialization, we are currently in contract negotiations to hire additional employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred operating losses of $8,132,538 as of December 31, 2010. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

We Will Need To Raise Additional Capital To Commercialize Our Nano-BioChip Technology, and Our Failure To Obtain Funding When Needed May Force Us To Delay, Reduce or Eliminate Our Product Development Programs.

We expect that our existing capital resources will be sufficient to fund our operations for the next 12 months. To expand at an accelerated growth rate, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. The development of our business will require substantial additional capital in the future to conduct research and development and commercialize our nano-biochip technology. We have historically relied upon private sales of our equity to fund our operations. We currently have no credit facility or committed sources of capital. If our capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our nano-biochip technology. When we seek additional capital, we may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Effected.

Our internal controls over financial reporting, may have weaknesses and conditions that will need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management’s assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

If We Cannot Enter Into Clinical Collaborations, Our Product Development Could Be Delayed.

In the past, we have entered into collaborations with medical researchers that were focused on the selection of genes for our breast cancer chip and on validation of our key technologies. In the future, we expect that we will need to rely on clinical collaborators to perform a substantial portion of our clinical trial functions. If any of our potential collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the research, development or commercialization of the products contemplated by the collaboration could be delayed or terminated. If we were unable to enter into collaboration agreements with intended collaborators on acceptable terms, we would be required to seek alternative collaborations. We may not be able to negotiate collaborations on acceptable terms, if at all, and these collaborations may not be successful. Our success in the future depends in part on our ability to enter into agreements with leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for a test such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.

From time to time we expect to engage in discussions with potential clinical collaborators that may or may not lead to collaborations. However, we cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies which may result will be enrolled or completed in a reasonable time frame or with successful outcomes. Once news of discussions regarding possible collaborations are known in the medical community, regardless of whether the news is accurate, failure to announce a collaborative agreement or the entity’s announcement of a collaboration with an entity other than us may result in adverse speculation about us, our product or our technology, resulting in harm to our reputation and our business.

We Are Dependent Upon Key Personnel And Consultants   And The Loss Of Any Key Member Of This Team Could Have A Material Adverse Effect On Our Business.

Our success is heavily dependent on the continued active participation of our current executive officers listed under the “Management” section of this Annual Report. Loss of the services of one or more of these officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the life sciences industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. Our inability to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations. We have depended upon our CEO, Simon Chin, for our funding  and continue to rely upon him to support us.

We Are Controlled By Current Officers, Directors And Principal Stockholders

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 74.3% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on August 1, 2010 and expires on July 31, 2011. We currently pay rent and related costs of approximately $300.00 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2011 and expires on December 31, 2011. We currently pay rent and related costs of approximately $1,306.00 per month.

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

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on August 5, 2008 under the symbol “IRSB”.  The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2010.

	High Bid	Low Bid
Year Ended December 31, 2010
First Quarter	$0.88	$0.40
Second Quarter	$2.19	$0.85
Third Quarter	$1.84	$1.00
Fourth Quarter	$1.55	$0.80

	High Bid	Low Bid
Year Ended December 31, 2009
First Quarter	$1.70	$0.88
Second Quarter	$1.40	$0.10
Third Quarter	$1.01	$0.05
Fourth Quarter	$0.99	$0.21

As of March 31, 2011, we had 12,069,751 shares of common stock issued and outstanding and approximately 150 stockholders of record of our common stock.

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

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,036,491	$0.80.	329,537

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,036,491	$0.80.	329,537

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2010, we issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

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

During the three months ended June 30, 2010, we issued and sold 70,772 shares of common stock for proceeds of $83,252.  In addition, we issued 74,000 shares of common stock to consultants for services rendered in the amount of $108,930. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2010, we sold 6,370 shares of common stock for proceeds of $10,000.  In addition, we issued 64,000 shares of common stock to consultants for services rendered in the amount of $109,120. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the months of October and November 2010, we issued an aggregate of 29,000 shares of its common stock for services rendered in the amount of $44,550.  In addition, in November 2010,we issued 12,740 shares of its common stock for common stock subscriptions of an aggregate $20,000 out of which $10,000 was received in August 2010. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Overview

Since inception on February 16, 1999 through December 31, 2010, we have sustained cumulative net losses of $8,132,538. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through December 31, 2010, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations, if needed. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

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

We have been in discussions with various entities in regard to launching our products in the US and abroad. We have also had discussions with equipment financing sources with respect to building or buying additional equipment, which would allow us to expand our manufacturing capacity. Under the US Qualifying Therapeutic Discovery Project (QTDP) Program, the maximum amount of a grant application was $5 million, but the maximum amount that the government actually gave for any grant was $245,000. We were awarded $245,000 in recognition of Iris’s patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

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

As of December 31, 2010 we had sold/issued 3,461,897 shares of common stock and 95,029 five-year warrants to 101 accredited investors. We received $2,940,845 on the sale of common stock and $42,500 on exercise of 383,125 options. We issued 7,200,000 shares of common stock on transfer of technology worth $1,800,000 and 596,891 shares of common stock for services worth $543,539.

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

Product Research and Development

We anticipate spending, in order to accelerate our growth, which is contingent upon raising additional funds, approximately $2,000,000 for product research and development activities related to our anticipated product launch during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, unless we raise additional funds to accelerate our growth to fulfill the unmet needs of a large, growing market.

Number of Employees

From our inception through the period ended December 31, 2010, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 5 full-time and part-time employees and 10 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2011 from actual operations as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2010, we have not generated any revenues and have incurred cumulative losses of $8,132,538. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased $430,950 from $1,044,437 in 2009 to $613,487 in 2010. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses.  SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $415,531 for 2010 and $862,128 for 2009, a year-to-year decrease of $446,597.  The remaining SG&A expenses requiring cash amounted to approximately $197,956 and $182,309 for 2010 and 2009, respectively. The decrease in our SG&A is primarily attributed to increased efficiency in minimizing the costs in launching our BioWindows™ medical informatics system and preparing to launch our BreastCancerChip™ resulting in lower professional fees and staffing costs incurred in 2010.  We used stock in lieu of cash to conserve our cash resources. Research and development costs increased $444,816 from $31,867 in 2009 to $476,683 in 2010. The research & development costs were mainly compensated in stock based compensation as we prepare our product for market.

During the year ended December 31, 2010, we received $34,809 grant income from the U. S. Government for research previously done as compared to Nil for 2009.

As a result of the above-mentioned expenses, net losses decreased $12,594 from $1,094,641 in 2009 to $1,082,047 in 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital deficit of $584,661 as compared to working capital deficit of $176,510 as of December 31, 2009. Our cash position was $3,222 as of December 31, 2010 compared to $442 as of December 31, 2009.  From inception to December 31, 2010 we have incurred an operating cash flow deficit of $2,946,386, which has been principally financed through the private placement of our common stock of $2,940,845, the exercise of stock options of $42,500, and loans from related party of $106,400.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

For 2009 and 2010 we completed the following financing transactions and during 2010 we raised $128,250 by issuing 108,512 shares of common stock at $1.18 per share.

a)              On March 14, 2009, we entered into an agreement to issue 5,622 shares of common stock to an investor for net proceeds of $12,650.

b)             On March 30, 2009, we entered into an agreement to issue 4,444 shares of common stock to an investor for net proceeds of $10,000.

c)              On March 2, 2010, we entered into an agreement to issue 25,000 shares of common stock to an investor for net proceeds of $25,000.

d)             On April 15, 2010, we entered into an agreement to issue 5,000 shares of common stock to an investor for net proceeds of $5,000.

e)              On April 26, 2010, we entered into agreements to issue an aggregate of 53,100 shares of common stock to investors for net proceeds of $60,000.

f)                On May 8, 2010, we entered into an agreement to issue 4,815 shares of common stock to an investor for net proceeds of $6,500.

g)             On May 18, 2010, we entered into an agreement to issue 5,000 shares of common stock to an investor for net proceeds of $6,750.

h)             On May 24, 2010, we entered into an agreement to issue 2,857 shares of common stock to an investor for net proceeds of $5,000.

i)                 On August 28, 2010, we entered into an agreement to issue 6,370 shares of common stock to an investor for net proceeds of $10,000.

j)                 On August 29, 2010, we entered into an agreement to issue 6,370 shares of common stock to an investor for net proceeds of $10,000.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2011, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on March 31, 2011, we cannot sustain the present burn rate for one year and will need additional equity or debt financing to continue through 2011. We may need additional financing thereafter.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Based on our assessment, under the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management has concluded that our company has a material weakness in internal control over financial reporting as of December 31, 2010. Like most small companies, the weakness exists with regard to segregation of duties, in that one employee does the accounting, accounts payable and banking transactions. we have a limited number of employees and is not able to have proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. As the Company grows, we will hire more people to improve the effectiveness of our internal controls.

Changes in Internal Control over Financial Reporting.  During the most recent quarter ended December 31, 2010, there has been no change in our internal control over financial reporting  (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2010. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon S. M. Chin, MBA	51	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Ronald Mark Gemberling, M.D.	63	Chief Medical Officer

James LeBlanc, MBA	64	Vice President, Operations

Ralph M. Sinibaldi, Ph.D.	63	Vice President, Product Development

Grace Osborne, MBA	43	Vice President, Business Development & Human Resources and Director

Daniel Farnum, M.D.	66	Director

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

James LeBlanc, Vice President, Operations — Mr. LeBlanc has been serving as our Operations Consultant since March 2006 and became our Vice President, Operations on May 8, 2009.  He has more than thirty years of experience in U.S. and international management in quality assurance, manufacturing, materials, supply chain management, global distribution, regulatory compliance, product integrity and process engineering. . Prior to Iris BioTechnologies, Mr. LeBlanc has held various senior management positions in companies such as Packeteer, Inc. and Northrop Grumman Missions Systems. He has served on core management teams that implemented Six Sigma, ISO 9000 and CMMI level 3 initiatives. Mr. LeBlanc has an MBA from Santa Clara University (1977) and a B.S. in Industrial Technology from San Jose State University (1973).

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

Based on a review of the copies of such forms received, we believe that during 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Simon Chin filed a Form 4 late seven times.

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

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.  Our Code of Business Conduct and Ethics has been filed as Exhibit 14 to this Annual Report and will be provided free of charge upon request to: Secretary, Iris BioTechnologies, Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Option Awards ($)		Total ($)
Simon Chin,	2010	0		0
President, CEO and CFO	2009	520,000	(1)	520,000

(1)          Amount represents aggregate grant date fair value in accordance with FASB ASC Topic 718 as discussed in the Notes to our Financial Statements included elsewhere in this annual report.

Employment Agreements with Executive Officers

We have not entered into any employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the named executive officers as of December 31, 2010.

Name	Number of Securities Underlying nexercised Options # Exercisable	Option Exercise Price $	Option Expiration Date
Simon Chin	400,000	0.15	6/18/14

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.

Name	Stock Awards(1)	Total
Daniel Farnum	$64,875	$64,875

(1)          Amounts represent aggregate grant date fair value for fiscal year 2010 of stock options granted in 2010 under ASC Topic 718 as discussed in Note 6 Accounting for Share-Based Payments of the Notes to our Financial Statements included elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin (3)	7,509,043	60.2
Ronald Mark Gemberling (4)	226,076	1.8
James LeBlanc (5)	210,000	1.7
Ralph M. Sinibaldi (6)	110,000	1.0
Grace Osborne (7)	281,165	2.3
Daniel Farnum (8)	875,931	7.2
All Executive Officers and Directors as a Group (6 persons) (9)	9,212,215	74.2

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.  Applicable percentage ownership as of March 31, 2011 is based upon 12,069,751 shares of common stock outstanding.

(3)	Includes options to purchase 400,000 shares of common stock, which are currently vested.

(4)	Consists of options to purchase 226,076 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 41,620 shares of common stock.

(5)	Includes options to purchase 110,000 shares of common stock, which are currently vested.

(6)	Consists of options to purchase 110,000 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 85,000 shares of common stock.

(7)

Includes 36,665 shares owned by her spouse and options to purchase 133,875 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 96,000 shares of common stock.

(8)

Includes 42,000 shares owned by his spouse, 210,000 shares co-owned with his spouse and includes options to purchase 4,000 shares of common stock, which are currently vested, convertible note option to buy 21,903 shares of common stock, warrants to purchase 27,806 shares of common stock, but does not include options to purchase an aggregate of 96,000 shares of common stock.

(9)	Includes options to purchase 1,005,854 shares of common stock and warrants to purchase 27,806 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On an ongoing basis Simon Chin, our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, has been providing us with interim financing, which we repay when funds are available. During the year ended December 31, 2010, Mr. Chin advanced an aggregate of $21,400 in 9 separate fundings and we had repaid Mr. Chin an aggregate of $61,500. We do not pay any interest on the money loaned to us by Mr. Chin.

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Board Determination of Independence

Our board of directors has determined that Daniel Farnum is “independent” as that term is defined by NASDAQ, but that neither Simon Chin nor Grace Osborne can be deemed “independent” in light of their employment as our executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $40,500 and $40,500, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and 2009 were $33,000 and $33,000, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2010 and 2009 were $0 and $0, respectively.

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

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
April 6, 2011	Simon Chin President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief Financial Officer and Director (Principal	April 6, 2011
Simon Chin	Executive Officer, Principal Accounting Officer and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	April 6, 2011
Grace Osborne	Director

/s/ Daniel Farnum	Director	April 6, 2011
Daniel Farnum, M.D.

IRIS BIOTECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iris BioTechnologies Inc.

Santa Clara, California

We have audited the accompanying balance sheets of Iris BioTechnologies Inc. as of December 31, 2010 and 2009, and the related statements of losses, deficiency in stockholder’s equity and cash flows for each of the years in the two year period ended December 31, 2010 and for the period February 16, 1999 (date of inception) through December 31, 2010.  Iris BioTechnologies Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iris BioTechnologies Inc. (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 and for the period February 16, 1999 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York

April 5, 2011

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS
Current assets:
Cash	$3,222	$442
Total current assets	3,222	442

Property, plant and equipment, net of accumulated depreciation of $199,861 and $183,130 as of December 31, 2010 and 2009, respectively	32,158	48,888

Total assets	$35,380	$49,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$102,483	$78,452
Accrued liabilities	432,000	-
Advances, related party	53,400	98,500
Total current liabilities	587,883	176,952

Long term debt:
Convertible notes payable	25,000	15,000
Convertible notes payable, related party, net of debt discount of $13,247 and $-0- as of December 31, 2010 and 2009, respectively	89,332	38,000
Total liabilities	702,215	229,952

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 11,641,913 and 11,230,526 shares issued and outstanding as of December 31, 2010 and 2009, respectively	5,527,508	5,028,781
Additional paid in capital	2,101,945	1,949,838
Common stock subscription receivable	(163,750)	(108,750)
Deficit accumulated during development stage	(8,132,538)	(7,050,491)
Total stockholders’ deficit	(666,835)	(180,622)

Total liabilities and stockholders’ deficit	$35,380	$49,330

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF LOSSES

			For the period from
	Year ended December 31,		February 16, 1999 (date of inception) through
	2010	2009	December 31, 2010
Operating expenses:
Selling, general and administrative	$613,487	$1,044,437	$4,275,783
Research and development (Note 1)	476,683	31,867	1,854,221
Impairment of intellectual property	—	—	1,838,250
Depreciation	16,730	17,470	199,861
Total operating expenses	1,106,900	1,093,774	8,168,115

Net loss from operations	(1,106,900)	(1,093,774)	(8,168,115)

Other income (expense)
Grant income	34,809	—	34,809
Interest income (expense)	(9,956)	(867)	768

Net loss before provision for income taxes	(1,082,047)	(1,094,641)	(8,132,538)

Income taxes	—	—	—

Net Loss	$(1,082,047)	$(1,094,641)	$(8,132,538)

Loss per common share-basic and fully diluted	$(0.09)	$(0.10)	$(0.83)

Weighted average number of common shares outstanding-basic and fully diluted	11,460,488	11,122,470	9,754,876

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

									Deficit accumulated
						Common			during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total
Common stock issued in February 1999 in exchange for intellectual property at $0.25 per share	—	$—	7,200,000	$1,800,000	$—	$—	$—	$—	$—	$1,800,000
Common stock issued in March 1999 in exchange for services rendered at $0.25 per share	—	—	120,000	30,000	—	—	—	—	—	30,000
Sale of common stock in March 1999 at $0.25 per share	—	—	220,000	55,000	—	—	—	—	—	55,000
Fair value of options issued in March 1999 in exchange for services rendered	—	—	—	—	9,240	—	—	—	—	9,240
Common stock issued in April 1999 in exchange for services rendered at $0.25 per share	—	—	33,000	8,250	—	—	—	—	—	8,250
Sale of common stock in April 1999 at $0.25 per share	—	—	107,000	26,750	—	—	—	—	—	26,750
Exercise of options in April 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	—	—	12,500
Sale of common stock in August 1999 at $0.25 per share	—	—	50,000	25,000	—	—	—	—	—	25,000
Fair value of options issued in September 1999 in exchange for services rendered	—	—	—	—	16,612	—	—	—	—	16,612
Sale of common stock in November 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	—	—	12,500
Exercise of options in November 1999 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	—	(2,087,103)	(2,087,103)
Balance at December 31, 1999	—	$—	7,880,000	$1,995,000	$25,852	$—	$—	$—	$(2,087,103)	$(66,251)

 The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

									Deficit accumulated
						Common			during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total
Balance forward	—	$—	7,880,000	$1,995,000	$25,852	$—	$—	$—	$(2,087,103)	$(66,251)
Sale of common stock in June 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	—	50,000
Sale of common stock in July 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	—	—	125,000
Sale of common stock in August 2000 at $0.50 per share	—	—	164,000	82,000	—	—	—	—	—	82,000
Common stock issued in August 2000 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	—	10,000
Sale of common stock in September 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	—	—	125,000
Sale of common stock in November 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	(378,039)	(378,039)
Balance at December 31, 2000	—	—	8,764,000	2,437,000	25,852	—	—	—	(2,465,142)	(2,290)
Fair value of options issued in January 2000 in exchange for services rendered	—	—	—	—	57,852	—	—	—	—	57,852
Sale of common stock in January 2001 at $0.50 per share	—	—	244,000	122,000	—	—	—	—		122,000
Net loss	—	—	—	—	—	—	—	—	(266,224)	(266,224)
Balance at December 31, 2001	—	—	9,008,000	2,559,000	83,704	—	—	—	(2,731,366)	(88,662)
Common stock issued in January 2002 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	—	10,000
Sale of common stock in March 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	—	25,000
Sale of common stock in April 2002 at $0.50 per share	—	—	200,000	100,000	—	—	—	—	—	100,000
Fair value of options issued in May 2002 in exchange for services rendered	—	—	—	—	17,892	—	—	—	—	17,892
Sale of common stock in May 2002 at $0.50 per share	—	—	60,000	30,000	—	—	—	—	—	30,000
Sale of common stock in July 2002 at $0.50 per share	—	—	80,000	40,000	—	—	—	—	—	40,000
Sale of common stock in August 2002 at $0.50 per share	—	—	55,400	27,700	—	—	—	—	—	27,700
Sale of common stock in September 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	—	25,000
Sale of common stock in October 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	—	25,000
Sale of common stock in November 2002 at $0.50 per share	—	—	144,000	72,000	—	—	—	—	—	72,000
Net loss	—	—	—	—	—	—	—	—	(184,721)	(184,721)
Balance at December 31, 2002	—	$—	9,717,400	$2,913,700	$101,596	$—	$—	$—	$(2,916,087)	$99,209

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

									Deficit accumulated
						Common			during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total
Balance forward	—	$—	9,717,400	$2,913,700	$101,596	$—	$—	$—	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	—	—	35,378	17,689	—	—	—	—	—	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	—	10,000
Sale of common stock in March 2003 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	—	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	—	—	6,000	3,000	—	—	—	—	—	3,000
Sale of common stock in July 2003 at $1.00 per share	—	—	63,080	63,080	—	—	—	—	—	63,080
Sale of common stock in September 2003 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	—	25,000
Sale of common stock in December 2003 at $1.00 per share	—	—	32,597	32,597	—	—	—	—	—	32,597
Net loss	—	—	—	—	—	—	—	—	(216,804)	(216,804)
Balance at December 31, 2003	—	—	9,999,455	3,115,066	101,596	—	—	—	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	—	—	2,000	2,000	—	—	—	—	—	2,000
Sale of common stock in September 2004 at $1.00 per share	—	—	20,000	20,000	—	—	—	—	—	20,000
Sale of common stock in November 2004 at $1.00 per share	—	—	30,000	30,000	—	—	—	—	—	30,000
Sale of common stock in December 2004 at $1.00 per share	—	—	73,500	73,500	—	—	—	—	—	73,500
Net loss	—	—	—	—	—	—	—	—	(205,640)	(205,640)
Balance at December 31, 2004	—	—	10,124,955	3,240,566	101,596	—	—	—	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	—	—	28,900	28,900	—	—	—	—	—	28,900
Net loss	—	—	—	—	—	—	—	—	(197,277)	(197,277)
Balance at December 31, 2005	—	$—	10,153,855	$3,269,466	$101,596	$—	$—	$—	$(3,535,808)	$(164,746)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

 STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

						Common			Deficit accumulated during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total

Balance forward	—	$—	10,153,855	$3,269,466	$101,596	$—	$—	$—	$(3,535,808)	$(164,746)
Sale of common stock in January 2006 at $1.00 per share	—	—	50,000	50,000	—	—	—	—	—	50,000
Common stock issued in March 2006 at $1.00 per share in exchange for services rendered	—	—	20,000	20,000	—	—	—	—	—	20,000
Fair value of options issued in March 2006 in exchange for services rendered	—	—	—	—	896,532	—	—	—	—	896,532
Sale of common stock in May 2006 at $2.00 per share	—	—	50,000	100,000	—	—	—	—	—	100,000
Fair value of warrants issued in May 2006 in exchange for services rendered	—	—	—	—	32,016	—	—	—	—	32,016
Sale of common stock in September 2006 at $2.00 per share	—	—	10,000	20,000	—	—	—	—	—	20,000
Sale of common stock in October 2006 at $2.00 per share	—	—	24,000	48,000	—	—	—	—	—	48,000
Sale of common stock in December 2006 at $2.00 per share	—	—	14,800	29,600	—	—	—	—	—	29,600
Net loss	—	—	—	—	—	—	—	—	(1,139,559)	(1,139,559)
Balance at December 31, 2006	—	—	10,322,655	3,537,066	1,030,144		—	—	(4,675,367)	(108,157)
Fair value of warrants issued in January 2007 in exchange for services rendered	—	—	—	—	25,913	—	—	—	—	25,913
Sale of common stock in January 2007 at $2.00 per share	—	—	13,000	26,000	—	—	—	—	—	26,000
Sale of common stock in February 2007 at $2.00 per share	—	—	162,500	325,000	—	—	—	—	—	325,000
Sale of common stock in March 2007 at $2.00 per share	—	—	122,500	245,000	—	—	—	—	—	245,000
Sale of common stock in April 2007 at $2.00 per share	—	—	12,500	25,000	—	—	—	—	—	25,000
Fair of options issued in November 2007 in exchange for service fees	—	—	—	—	166,290	—	—	(166,290)	—	—
Sale of common stock in December 2007 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	—	50,000
Amortization of deferred compensation	—	—	—	—	—	—	—	5,227	—	5,227
Net loss	—	—	—	—	—	—	—	—	(396,953)	(396,953)
Balance at December 31, 2007	—	$—	10,655,377	$4,208,066	$1,222,347	$—	$—	$(161,063)	$(5,072,320)	$197,030

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

									Deficit accumulated
						Common			during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total
Balance forward	—	$—	10,655,377	$4,208,066	$1,222,347	$—	$—	$(161,063)	$(5,072,320)	$197,030
Sale of common stock in January 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	—	50,000
Common stock issued in January 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	—	9,000
Sale of common stock in February 2008 at $2.25 per share	—	—	11,111	25,000	—	—	—	—	—	25,000
Common stock issued in February 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	—	9,000
Sale of common stock in March 2008 at $2.25 per share	—	—	68,055	153,125	—	—	—	—	—	153,125
Common stock issued in March 2008 at $2.25 per share in exchange for services rendered	—	—	6,222	14,000	—	—	—	—	—	14,000
Sale of common stock in April 2008 at $2.25 per share	—	—	30,000	67,501	—	—	—	—	—	67,501
Common stock issued in April 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	—	9,000
Sale of common stock in May 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	—	50,000
Common stock issued in May 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	—	9,000
Subtotal	—	$—	10,831,209	$4,603,692	$1,222,347	$—	$—	$(161,063)	$(5,072,320)	$592,656

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

									Deficit accumulated
						Common			during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total
Balance forward	—	$—	10,831,209	$4,603,692	$1,222,347	$—	$—	$(161,063)	$(5,072,320)	$592,656
Fair value of vested options issued in exchange for services rendered	—	—	—	—	55,016	—	—	—	—	55,016
Sale of common stock in June 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	—	50,000
Common stock issued in July 2008 at $2.25 per share in exchange for services rendered	—	—	8,000	18,000	—	—	—	—	—	18,000
Sale of common stock in July 2008 at $2.25 per share	—	—	35,555	80,000	—	—	—	—	—	80,000
Common stock issued in September 2008 at $2.00 per share in exchange for services rendered	—	—	4,000	8,000	—	—	—	—	—	8,000
Sale of common stock in September 2008 at $2.25 per share	—	—	4,445	10,000	—	—	—	—	—	10,000
Common stock issued in October 2008 at $1.35 per share in exchange for services rendered	—	—	4,000	5,400	—	—	—	—	—	5,400
Common stock issued in November 2008 at $1.95 per share in exchange for services rendered	—	—	8,000	15,600	—	—	—	—	—	15,600
Sale of common stock in December 2008 at $2.25 per share	—	—	11,110	25,000	—	—	—	—	—	25,000
Common stock issued in December 2008 at $1.60 per share in exchange for services rendered	—	—	4,000	6,400	—	—	—	—	—	6,400
Amortization of deferred compensation	—	—	—	—	—	—	—	41,699	—	41,699
Net Loss	—	—	—	—	—	—	—	—	(883,530)	(883,530)
Balance, December 31, 2008	—	$—	10,932,541	$4,822,092	$1,277,363	$—	$—	$(119,364)	$(5,955,850)	$24,241

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

									Deficit accumulated
						Common			during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total
Balance forward	—	$—	10,932,541	$4,822,092	$1,277,363	$—	$—	$(119,364)	$(5,955,850)	$24,241
Common stock issued in March 2009 at $1.03 per share in exchange for services rendered	—	—	18,667	19,227	—	—	—	—	—	19,227
Sale of common stock in March 2009 at $2.25 per share	—	—	10,066	22,650	—	—	—	—	—	22,650
Fair value of vested options for services rendered	—	—	—	—	739,839	—	—	—	—	739,839
Cancelled outstanding non vested warrants for services	—	—	—	—	(119,364)	—	—	119,364	—	—
Fair value of warrants issued for services rendered	—	—	—	—	52,000	—	—	—	—	52,000
Common stock issued in April 2009 at $1.39 per share in exchange for services rendered	—	—	6,154	8,554	—	—	—	—	—	8,554
Common stock issued in April 2009 for options exercised	—	—	176,250	108,750	—	—	(108,750)	—	—	—
Common stock issued in May 2009 at $1.30 per share in exchange for services rendered	—	—	6,154	8,000	—	—	—	—	—	8,000
Common stock issued in May 2009 for options exercised	—	—	20,000	5,000	—	—	—	—	—	5,000
Common stock issued in June 2009 at $1.30 per share in exchange for services rendered	—	—	7,273	9,455	—	—	—	—	—	9,455
Common stock issued in July 2009 at $0.46 per share in exchange for services rendered	—	—	8,421	3,873	—	—	—	—	—	3,873
Common stock issued in August 2009 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	—	8,000
Common stock issued in September 2009 at $0.21 per share in exchange for services rendered	—	—	8,000	1,680	—	—	—	—	—	1,680
Common stock issued in October 2009 at $0.38 per share in exchange for services rendered	—	—	13,000	4,940	—	—	—	—	—	4,940
Common stock issued in December 2009 at $0.41 per share in exchange for services rendered	—	—	16,000	6,560	—	—	—	—	—	6,560
Net Loss	—	—	—	—	—	—	—	—	(1,094,641)	(1,094,641)
Balance, December 31, 2009	—	$—	11,230,526	$5,028,781	$1,949,838	$—	$(108,750)	$—	$(7,050,491)	$(180,622)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

									Deficit accumulated
						Common			during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total
Balance, January 1, 2010	—	$—	11,230,526	$5,028,781	$1,949,838	$—	$(108,750)	$—	$(7,050,491)	$(180,622)
Common stock issued in January 2010 at $1.00 per share for accrual	—	—	8,000	8,000	—	—	—	—	—	8,000
Common stock issued in January 2010 at $0.88 per share in exchange for compensation shown as accrual	—	—	25,000	22,000	—	—	—	—	—	22,000
Common stock issued in February 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	—	8,000
Common stock issued in March 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	—	8,000
Sale of common stock in March 2010 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	—	25,000
Common stock issued in April 2010 at $1.13 per share in exchange for services rendered	—	—	8,000	9,040	—	—	—	—	—	9,040
Sale of common stock in April 2010 at $1.00 per share	—	—	5,000	5,000	—	—	—	—	—	5,000
Sale of common stock in April 2010 at $1.16 per share	—	—	53,100	60,002	—	—	—	—	—	60,002
Common stock issued in April 2010 at $0.85 per share in exchange for services rendered	—	—	25,000	21,250	—	—	—	—	—	21,250
Sale of common stock in May 2010 at $1.35 per share	—	—	9,815	13,250	—	—	—	—	—	13,250
Sale of common stock in May 2010 at $1.75 per share	—	—	2,857	5,000	—	—	—	—	—	5,000
Common stock issued in May 2010 at $2.19 per share in exchange for services rendered	—	—	8,000	17,520	—	—	—	—	—	17,520
Common stock issued in May 2010 at $1.89 per share in exchange for services rendered	—	—	8,000	15,120	—	—	—	—	—	15,120
Common stock issued in June 2010 at $1.84 per share in exchange for services rendered	—	—	25,000	46,000	—	—	—	—	—	46,000
Common stock issued in July 2010 at $1.81 per share in exchange for services rendered	—	—	40,000	72,400	—	—	—	—	—	72,400
Subtotal	—	$—	11,489,298	$5,364,363	$1,949,838	$—	$(108,750)	$—	$(7,050,491)	$154,960

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

 STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DATE OF INCEPTION (FEBRUARY 16, 1999) THROUGH DECEMBER 31, 2010

						Common			Deficit accumulated during
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	Development
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	stage	Total

Balance forward	—	$—	11,489,298	$5,364,363	$1,949,838	$—	$(108,750)	$—	$(7,050,491)	$154,960
Common stock issued in July 2010 at $1.80 per share in exchange for services rendered	—	—	8,000	14,400	—	—	—	—	—	14,400
Common stock issued in July 2010 for options exercised	—	—	86,875	61,875	—	—	(61,875)	—	—	—
Common stock issued in August 2010 at $1.79 per share in exchange for services rendered	—	—	8,000	14,320	—	—	—	—	—	14,320
Sale of common stock in August 2010 at $1.57 per share	—	—	12,740	20,000	—	—	—	—	—	20,000
Common stock issued in September 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	—	8,000
Common stock issued in October 2010 at $1.50 per share in exchange for services rendered		—	8,000	12,000	—	—	—	—	—	12,000
Common stock issued in November 2010 at $1.55 per share in exchange for services rendered	—	—	21,000	32,550	—	—	—	—	—	32,550
Common stock subscription due offset by note payable	—	—	—	—	—	—	6,875	—	—	6,875
Beneficial conversion feature attributable to convertible debt	—	—	—	—	15,176	—	—	—	—	15,176
Fair value of vested options issued for services	—	—	—	—	136,931	—	—	—	—	136,931
Net loss	—	—	—	—	—	—	—	—	(1,082,047)	(1,082,047)

Balance, December 31, 2010	—	$—	11,641,913	$5,527,508	$2,101,945	$—	$(163,750)	$—	$(8,132,538)	$(666,835)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF CASH FLOWS

			For the period from
	Year ended December 31,		February 16, 1999 (date of inception) through
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,082,047)	$(1,094,641)	$(8,132,538)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	16,730	17,470	199,534
Amortization of deferred compensation	—	—	46,926
Amortization of beneficial conversion feature relating to convertible debt	1,929	—	1,929
Common stock issued in exchange for services rendered	278,600	70,289	543,539
Impairment of intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	136,931	791,839	2,039,843
Increase in:
Accounts payable and accrued liabilities	486,031	68,321	554,381
Net cash (used in) operating activities:	(161,826)	(146,722)	(2,946,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	(6,976)	(221,591)
Net cash (used in) investing activities:	—	(6,976)	(221,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	81,454	—	81,454
Proceeds from sale of common stock	128,252	22,650	2,940,845
Exercise of common stock options	—	5,000	42,500
Net (payments) proceeds, related party	(45,100)	125,500	106,400
Net cash provided by financing activities	164,606	153,150	3,171,199

Increase (decrease) in cash and cash equivalents	2,780	(548)	3,222
Cash and cash equivalents beginning of period	442	990	—
Cash and cash equivalents end of period	$3,222	$442	$3,222

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$—	$—	$—
Non cash investing and financing activities:
Convertible debt adjusted with subscription receivable	$6,875	$—	$6,875
Beneficial conversion feature of convertible notes payable	$15,176	$—	$15,176
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

The Company follows Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  For the years ended December 31, 2010 and 2009 common stock equivalents derived from shares issuable in the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $476,683 and $31,867 for the years ended December 31, 2010 and 2009, respectively; and $1,854,221 from the period from February 16, 1999 (date of inception) to December 31, 2010.

During the year ended December 31, 2010, the Company received $34,809 grant income under the a federal program entitled the Qualifying Therapeutic Discovery Project.  The grant was only available to taxpayers with no more than 250 employees and covers up to 50 percent of qualified investment made in 2009 and 2010.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $1,082,047 during the year ended December 31, 2010 and $1,094,641 during the year ended December 31, 2009. For the period from February 16,1999 (date of  inception) through December 31, 2010, the Company has accumulated losses of $8,132,538. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3).  As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2011.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at December 31, 2010 and 2009.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of December 31, 2010.

The company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations nor cash flows.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company follows  the fair value recognition provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10. Results for prior periods have not been restated, as provided for under the modified-prospective method.

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC 718-10 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of ASC 718-10, the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under ASC 718-10 The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

For the years ended December 31, 2010 and 2009, the Company  granted -0- and 480,000 employee stock options, respectively.  The fair value of issued vesting options is $136,931 and $739,839 for the years ended December 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect to have a significant impact on its financial statements with the adoption of ASU 2010-20.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	232,018	232,018
Less: accumulated depreciation	(199,860)	(183,130)
	$32,158	$48,888

During the years ended December 31, 2010 and 2009, depreciation expense charged to operations was $16,730 and $17,470, respectively.

NOTE 3 — RELATED PARTY ADVANCES AND NOTES PAYABLES

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share. On November 3, 2010, $6,875 of the outstanding note was offset by a common stock subscription receivable due to the Company. During the year ended December 31, 2010 and 2009, the Company has charged $2,768 and $765, respectively to interest expense.

One of our board members owns 40% of an entity that entered into a 5-year, 7.5% interest, and convertible note agreement with the Company for the amount of $71,454 in May 2010. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.13 per share. During the year ended December 31, 2010, Company has charged $3,406 to interest expense.

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

During the year ended December 31, 2010, the recorded an amortization of the discount of $1,929 as a charge against current period interest expense.

Convertible related party notes at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Convertible notes payable, related party	$31,125	$38,000
Convertible note payable, unrelated party net of debt discount of $13,247	58,207	—
Total	89,332	38,000
Less: current portion	—	—
Long term portion	$89,332	$38,000

Aggregate maturities of long-term debt as of December 31, 2010 are as follows:

Year ended	Amount
December 31, 2011	$—
December 31, 2012	—
December 31, 2013	—
December 31, 2014	31,125
December 31, 2015 and above	71,454
Total	102,579
Less: Debt Discount	13,247
Total	$89,332

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 3 - RELATED PARTY AND NOTES PAYABLES (continued)

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at December 31, 2010 and 2009 was $53,400 and $98,500, respectively.

NOTE 4 - LONG TERM DEBT

Long-term debt at December 31, 2010 and  2009 are as follows:

	December 31, 2010	December 31, 2009
Note payables	$25,000	$15,000
Total	25,000	15,000
Less: current portion	—	—
Long term portion	$25,000	$15,000

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

NOTE 5 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through December 31, 2010, the Company has not issued any preferred shares.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 5 - STOCKHOLDER EQUITY

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of December 31, 2010 the Company has 11,641,913 shares of common stock issued and outstanding.

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

During the year ended December 31, 2010, the Company issued an aggregate of 216,000 shares of common stock for services in the amount of $308,600 out of which 33,000 common stock were issued for  value $30,000 related to prior accruals.

All common stock issued for services was valued based upon the quoted market price at the time of the issuances.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 - WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	3.47	$0.13	40,000	$0.13
$2.00	31,400	0.70	$2.00	31,400	$2.00
$2.25	23,629	2.14	$2.25	23,629	$2.25
	95,029			95,029

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	134,178	$2.20
Issued	42,517	0.26
Exercised	—	—
Canceled or expired	(81,666)	2.25
Outstanding at December 31, 2009	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	95,029	$1.29

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

The fair value of the warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 - WARRANTS AND OPTIONS (continued)

Warrant (continued)

Significant assumptions:
Risk-free interest rate at grant date	2.82%
Expected stock price volatility	458.97%
Expected dividend payout	—
Expected option life-years (a)	5

(a)           The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	8.47	$0.13	80,000	$0.13
0.15	400,000	3.47	0.15	400,000	0.15
0.50	20,000	0.01	0.50	20,000	0.50
1.00	813,875	4.82	1.00	813,875	1.00
2.25	167,696	7.40	2.25	108,304	2.25
	1,481,571		0.86	1,422,179	0.80

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	1,915,696	$0.86
Granted	480,000	0.15
Exercised	(176,250)	0.62
Canceled or expired	(530,000)	0.33
Outstanding at December 31, 2009	1,689,446	$0.85
Granted	—	—
Exercised	(86,875)	(0.71)
Expired	(121,000)	(0.92)
Outstanding at December 31, 2010:	1,481,571	$0.86

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

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 - WARRANTS AND OPTIONS (continued)

Employee options (continued)

Significant assumptions:
Risk-free interest rate at grant date	2.82% - 3.79%
Expected stock price volatility	458.97%
Expected dividend payout	—
Expected option life-years (a)	5- 10

(a)           The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted employee options of $94,314 and $94,314 was charged during the years ended December 31, 2010 and 2009, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	160,000	0.34	$0.50	160,000	$0.50
1.00	110,000	5.20	1.00	110,000	1.00
1.40	105,000	8.24	1.40	55,417	1.40
	375,000		0.90	325,417	0.82

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008:	410,000	$0.60
Granted	105,000	1.40
Exercised	(20,000)	(0.25
Canceled or expired	(120,000)	(0.38
Outstanding at December 31, 2009	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010:	375,000	$0.90

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 6 - WARRANTS AND OPTIONS (continued)

Non-employee options (continued)

During the year ended December 31, 2009, the Company granted 105,000 non-employee stock options with an exercise price of $1.40 vesting over three years and expiring ten years from issuance.  The fair value of the vested portion (determined as described below) of $42,617 was charged to earnings for the year ended December 31, 2010.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions :
Risk-free interest rate at grant date	1.91% to 3.84%
Expected stock price volatility	155.50% to 455.63%
Expected dividend payout	—
Expected option life-years (a)	8.24 to 8.99

(a)           The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted non employee options of $42,617 and $21,525 was charged during the years ended December 31, 2010 and 2009, respectively.

NOTE 7 - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2010	2009
Net income loss available to Common stockholders	$(1,082,047)	$(1,094,641)
Basic and diluted earning (loss) per share	$(0.09)	$(0.10)
Weighted average common shares outstanding	11,460,488	11,122,470

In April 2003, a two (2) for one (1) stock split of the Company’s common stock was affected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

NOTE 8 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 8 - INCOME TAXES (continued)

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,700,000, expiring in the year 2029, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.   No other income taxes were recorded on the earnings in 2010 or 2009 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred net tax assets consist of the following at December 31, 2010 and 2009:

	2010		2009
Deferred tax asset		$1,609,500	$1,320,536
Less valuation allowance	(1,609,500)		(1,320,536)
Net deferred tax asset	$

The provision for income taxes consists of the following:

	2010	2009
Current tax (benefit)	$(288,964)	$(101,143)
Increase to deferred tax valuation allowance for net operating loss carry forward	288,964	101,143
Net provision	$

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2010	2009
Federal statutory rate	38.0%	38.0%
State income taxes net of Federal benefit	5.5%	5.5%
	43.5%	43.5%

Net operating loss carry forwards expiring in 2029 are summarized below:

Estimated net operating loss carry forwards 2008 and prior	$2,801,500
Estimated operating loss carry forwards 2009	232,500
Estimated operating loss carry forwards 2010	666,000
Total	$3,700,000

The Company files income tax returns in the U.S. Federal jurisdiction, and the State of California. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 8 - INCOME TAXES (continued)

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010 and 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company currently has two facilities in California. Our headquarters is in Santa Clara, our laboratory is in San Leandro, and our informatics office is in Eureka.

The Company’s main office is located at 5201 Great America Parkway, Suite 320, Santa Clara, California. The lease had a term of 12 months, which began on August 1, 2010 and expires on July 31, 2011.  We currently pay rent and related costs of approximately $300.00 per month.

Additionally, the Company leases our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2011 and expires on December 31, 2011. We currently pay rent and related costs of approximately $1,306 per month.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Employment and Consulting Agreements

The company has consulting agreements to be paid according to the tasks performed for a specific amount. In first quarter of 2011, the Company paid $375,000 in stock and $7,000 in cash for services performed in 2010, and $30,000 in cash for services rendered in 2011. The accrued payable as of March 31, 2011 is $5,000.

NOTE 10 - SUBSEQUENT EVENTS

In the month of January 2011, the Company issued an aggregate of 377,838 shares of its common stock for services rendered and 50,000 shares as board of directors fees; accrued in year 2010.

In January 2011, the Company granted 200,000 employee options at an exercise price of $1.11, vesting over four years.

In January 2011, the Company and one of its directors agreed to offset an outstanding common stock subscription due the Company totally $34,375 against outstanding notes payable issued by the Company.  Immediately after offset, the total outstanding due the director was $24,750.

In February 2011 Company has received the balance of the grant in the amount of $209.671.

In March 2011, the Company granted 85,000 employee options at an exercise price of $0.80, vesting over four years.