Form 10-Q
period 2011-03-31
IRIS BIOTECHNOLOGIES INC
filed 2011-05-16
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011 the issuer had 12,115,501 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4

Unaudited Condensed Statements of Income (Losses) for the three months ended March 31, 2011 and 2010 and the period February 16, 1999 (date of inception) to March 31, 2011	5

Unaudited Condensed Statement of Stockholders’ Deficit for the three months ended March 31, 2011	6

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and the period February 16, 1999 (date of inception) to March 31, 2011	7

Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$67,196	$3,222
Total current assets	67,196	3,222

Property, plant and equipment, net of accumulated depreciation of $203,254 and $199,861 as of March 31, 2011 and December 31, 2010, respectively	28,764	32,158

Total assets	$95,960	$35,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$108,815	$102,483
Accrued liabilities	—	432,000
Notes payable, related party	—	53,400
Total current liabilities	108,815	587,883

Long term debt:
Convertible notes payable	25,000	25,000
Convertible note payable, related party net of debt discount of $11,930 and $13,247 as of March 31, 2011 and December 31, 2010, respectively	56,274	89,332
Total liabilities	190,089	702,215

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, no par or stated value; 20,000,000 shares authorized; 12,069,751 and 11,641,913 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	5,994,268	5,527,508
Additional paid in capital	2,143,924	2,101,945
Common stock subscription receivable	(129,375)	(163,750)
Deficit accumulated during development stage	(8,102,946)	(8,132,538)
Total stockholders’ deficit	(94,129)	(666,835)

Total liabilities and stockholders’ deficit	$95,960	$35,380

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF INCOME (LOSSES)

(unaudited)

	Three months ended March 31,		For the period from February 16, 1999 (date of inception) through
	2011	2010	March 31, 2011
Operating expenses:
Selling, general and administrative	$127,596	$128,747	$4,403,379
Research and development (Note 1)	46,049	—	1,900,270
Impairment of intellectual property	—	—	1,838,250
Depreciation	3,394	4,457	203,255
Total operating expenses	177,039	133,204	8,345,154

Net loss from operations	(177,039)	(133,204)	(8,345,154)

Other income (expense)
Grant income	209,671	—	244,480
Interest income (expense)	(3,040)	(1,142)	(2,272)

Net income (loss) before provision for income taxes	29,592	(134,346)	(8,102,946)

Income taxes	—	—	—

Net Income (Loss)	$29,592	$(134,346)	$(8,102,946)

Income (loss) per common share-basic	$0.00	$(0.01)	$(0.83)

Income (loss) per common share-fully diluted	$0.00	$(0.01)	$(0.83)

Weighted average number of common shares outstanding-basic	12,045,843	11,268,415	9,801,462

Weighted average number of common shares outstanding-fully diluted	13,601,187	11,268,415	9,801,462

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JANUARY 1, 2011 THROUGH MARCH 31 2011

(unaudited)

						Common			Deficit accumulated
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	To be Issued	Receivable	Compensation	Development stage	Total
Balance, January 1, 2011	—	$—	11,641,913	$5,527,508	$2,101,945	$—	$(163,750)	$—	$(8,132,538)	$(666,835)
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.00 per share	—	—	66,000	66,000	—	—	—	—	—	66,000
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.11 per share	—	—	353,838	392,760	—	—	—	—	—	392,760
Common stock issued in March 2011 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	—	8,000
Common stock subscription offset by note payable	—	—	—	—	—	—	34,375	—	—	34,375
Fair value of vested options issued for services	—	—	—	—	41,979	—	—	—	—	41,979
Net income	—	—	—	—	—	—	—	—	29,592	29,592
	—	$—	12,069,751	$5,994,268	$2,143,924	$—	$(129,375)	$—	$(8,102,946)	$(94,129)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,		For the period from February 16, 1999 (date of inception) through
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$29,592	$(134,346)	$(8,102,946)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	3,394	4,456	202,928
Amortization of deferred compensation	—	—	46,926
Amortization of beneficial conversion feature relating to convertible debt	1,317	—	3,246
Common stock issued in exchange for services rendered	8,000	16,000	551,539
Impairment of intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	41,979	31,017	2,081,822
Increase (decrease) in:
Accounts payable and accrued liabilities	33,092	59,665	587,473
Net cash provided by (used in) operating activities:	117,374	(23,208)	(2,829,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	—	(221,591)
Net cash (used in) investing activities:	—	—	(221,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	—	81,454
Proceeds from sale of common stock	—	25,000	2,940,845
Exercise of common stock options	—	—	42,500
Net (payments) proceeds, related party	(53,400)	(950)	53,000
Net cash (used in) provided by financing activities	(53,400)	24,050	3,117,799

Increase in cash and cash equivalents	63,974	842	67,196
Cash and cash equivalents beginning of period	3,222	442	—
Cash and cash equivalents end of period	$67,196	$1,284	$67,196

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for taxes	$—	$—	$—
Convertible debt adjusted with subscription receivable	$34,375	$—	$41,250
Beneficial conversion feature of convertible notes payable	$—	$—	$15,176
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed financial statements should be read in conjunction with the December 31, 2010 financial statements and footnotes thereto included in the Company’s Form 10-K filed on April 6, 2011.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2011, the Company has accumulated losses of $8,102,946.

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

MARCH 31, 2011

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  For the three months ended March 31, 2010 common stock equivalents derived from shares issuable conversion of convertible notes and   the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $46,049 and $Nil for the three months ended March 31, 2011 and 2010, respectively; and $1,900,270 from the period from February 16, 1999 (date of inception) to March 31, 2011.

During the three months ended March 31, 2011, the Company received $209,671 grant income under the a federal program entitled the Qualifying Therapeutic Discovery Project.  The grant was only available to taxpayers with no more than 250 employees and covers up to 50 percent of qualified investment made in 2009 and 2010.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred an operating loss of $177,039 during the three months ended March 31, 2011 and $133,204 during the three months ended March 31, 2010. For the period from February 16, 1999 (date of inception) through March 31, 2011, the Company has accumulated losses of $8,102,946. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3).  As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2011.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2011 and December 31, 2010.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of March 31, 2011.

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

For the three months ended March 31, 2011 and 2010, the Company granted 285,000 and Nil employee stock options, respectively.  The fair value of issued vesting options is $41,979 and $31,017 for the three months ended March 31, 2011 and 2010, respectively.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	232,018	232,018
Less: accumulated depreciation	(203,254)	(199,860)
	$28,764	$32,158

During the three months ended March 31, 2011 and 2010, depreciation expense charged to operations was $3,394 and $4,457, respectively.

NOTE 3 — RELATED PARTY ADVANCES AND NOTES PAYABLES

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance.  The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share. On November 3, 2010 and January 2, 2011, $6,875 and $31,125 of the outstanding note was offset by a common stock subscription receivable due to the Company. During the three months ended March 31, 2011 and 2010, the Company has charged $0 and $702.74, respectively to interest expense.

One of our board members owns 40% of an entity that entered into a 5-year, 7.5% interest, and convertible note agreement with the Company for the amount of $71,454 in May 2010. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.13 per share. On January 2, 2011, $3,250 of the outstanding note payable was offset by a common stock subscription receivable due the Company.  During the three months ended March 31, 2011, the Company has charged $2,578 to interest expense inclusive of debt discount amortization.

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

During the three months ended March 31, 2011, the recorded an amortization of the discount of $1,316 as a charge against current period interest expense.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 3 — RELATED PARTY ADVANCES AND NOTES PAYABLES (continued)

Convertible related party notes at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Convertible notes payable, related party	$—	$31,125
Convertible note payable, unrelated party net of debt discount of $11,930 and $13,247, respectively	56,274	58,207
Total	56,274	89,332
Less: current portion	—	—
Long term portion	$56,274	$89,332

Aggregate maturities of long-term debt as of December 31, 2010 are as follows:

Year ended	Amount
December 31, 2011	$—
December 31, 2012	—
December 31, 2013	—
December 31, 2014	—
December 31, 2015 and above	68,204
Total	68,204
Less: Debt Discount	11,930
Total	$56,274

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at March 31, 2011 and December 31, 2010 was $Nil and $53,400, respectively.

NOTE 4 - LONG TERM DEBT

Long-term debt at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Note payables	$25,000	$25,000
Total	25,000	25,000
Less: current portion	—	—
Long term portion	$25,000	$25,000

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

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 5 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through March 31, 2011, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of March 31, 2011 and December 31, 2010 the Company has 12,069,751 and 11,641,913 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2011, the Company issued an aggregate of 427,838 shares of common stock for services in the amount of $466,760 out of which 419,838 shares of common stock were issued for a value of $458,760 related to prior accruals.

NOTE 6 - WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	3.22	$0.13	40,000	$0.13
$2.00	31,400	0.45	$2.00	31,400	$2.00
$2.25	23,629	1.89	$2.25	23,629	$2.25
	95,029			95,029

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2011	95,029	$1.29

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 6 - WARRANTS AND OPTIONS (continued)

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at March 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	8.22	$0.13	80,000	$0.13
0.15	400,000	3.22	0.15	400,000	0.15
0.80	85,000	9.96	0.80	—	0.80
1.00	813,875	4.58	1.00	813,875	1.00
1.11	200,000	9.76	1.11	8,333	1.11
2.25	167,696	7.16	2.25	118,785	2.25
	1,746,571		0.89	1,420,993	0.82

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	1,689,446	$0.85
Granted	—	—
Exercised	(86,875)	(0.71
Canceled or expired	(121,000)	(0.92
Outstanding at December 31, 2010	1,481,571	$0.86
Granted	285,000	1.02
Exercised	—	—
Expired	(20,000)	(0.50)
Outstanding at March 31, 2011:	1,746,571	$0.89

On January 2, 2011, the Company granted 200,000 employee stock options with an exercise price of $1.11 vesting over four years and expiring ten years from issuance.  The fair value of the  (as determined as described below) of $219,376 is charged ratably over the vesting term of the options.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	3.30%
Expected stock price volatility	155.50%
Expected dividend payout	—
Expected option life-years (a)	10

(a)           The expected option life is based on contractual expiration dates

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 6 - WARRANTS AND OPTIONS (continued)

Options (continued)

Employee Options (continued)

On March 16, 2011, the Company granted 85,000 employee stock options with an exercise price of $0.80 vesting over four years and expiring ten years from issuance.  The fair value of the  (as determined as described below) of $66,389 is charged ratably over the vesting term of the options.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	3.22%
Expected stock price volatility	139.10%
Expected dividend payout	—
Expected option life-years (a)	10

(a)           The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted employee options of $32,719 and $23,579 was charged during the three months ended March 31, 2011 and 2010, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	40,000	1.12	$0.50	40,000	$0.50
1.00	110,000	4.96	1.00	110,000	1.00
1.40	105,000	7.99	1.40	64,167	1.40
	255,000		1.09	214,167	1.03

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	(120,000)	(0.50)
Outstanding at March 31, 2011:	255,000	$1.09

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 8 - SUBSEQUENT EVENTS

In the month of April 2011, the Company issued an aggregate of 8,000 shares of its common stock for services rendered in April 2011 and in May  2011 37,750 shares were issued as board of director fees for the quarter ended March 31, 2011.

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

Overview

Since inception on February 16, 1999 through March 31, 2011, we have sustained cumulative net losses of $8,102,946. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through March 31, 2011, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

During the past 21 months, we have spent less than $10,000 for public relations. Due to the severe recession we felt that is was prudent to spend investor dollars on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of our BioWindows medical informatics system.  We have an extensive pipeline of disease chips including a BreastCancerChip™, ColonCancerChip™, NeuroChip™, CardioChip™, ComprehensiveCancerChip™, and MetabolicChip™.

We have been in discussions with various entities in regard to launching our products in the US and abroad. We have also had discussions with equipment financing sources with respect to building or buying additional equipment, which would allow us to expand our manufacturing capacity. Under the US Qualifying Therapeutic Discovery Project (QTDP) Program, the maximum amount of a grant application was $5 million, but the maximum amount that the government actually gave for any grant was $245,000. We were awarded $245,000 in recognition of our patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

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

There are some risks with respect to clinical testing, regulatory approval and review cycles and uncertainty of the costs.. Net positive cash inflows from any products developed may take several years to achieve.  Management plans to continue financing operations with a combination of equity issuances and debt arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our research or development programs, or cease operations.

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

Number of Employees

From our inception through the period ended March 31, 2011, we have principally relied on the services of outside consultants and part-time employees for services. As of May 13, 2011, we have five full time employees and 8 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in 2011 from actual operation as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through March 31, 2011, we have incurred cumulative losses of $8,102,946. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $1,151 from $128,747 for the three months ended March 31, 2010 to $127,596  for the three months ended March 31, 2011. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $49,979 for the three months ended March 31, 2011 and $47,017 for the three months ended March 31, 2010, a period to period increase of $2,962. The remaining SG&A expenses which required cash amounted to approximately $77,617 and $81,730 for the three months ended March 31, 2011 and 2010, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $0 for the three months ended March 31, 2010 to $46,049 for the three months ended March 31, 2011.

During the three months ended March 31, 2011, we received $209,671 grant income from the U. S. Government for research previously done as compared to Nil for 2010.

As a result of the above-mentioned expenses and the grant income, net losses decreased from $134,346 for the three months ended March 31, 2010 to a net profit of $29,592 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of $41,618 as compared to a working capital deficit of $584,661 as of December 31, 2010. Our cash position was $67,196 as of March 31, 2011 compared to $3,222 as of December 31, 2010. From inception to March 31, 2011 we have incurred an operating cash flow deficit of $2,829,012, which has been principally financed through the private placement of our common stock, advances from related parties and issuance of notes payable. As of March 31, 2011, we have long term debt of $56,274.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through May 13 2011, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on May 13, 2011. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations..  We may need additional financing thereafter.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2011,  we issued 427,838 shares of common stock to consultants for services rendered in the amount of $466,760 out of which 419,838 common stock were issued for value $458,760 relates to accruals. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin
May 16, 2011	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)