Form 10-Q
period 2011-06-30
IRIS BIOTECHNOLOGIES INC
filed 2011-08-15
CIK 1396238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011 the issuer had 12,184,751 outstanding shares of Common Stock.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17

Item 4	Controls and Procedures	22

	PART II
Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

Unaudited Condensed Statements of Income (Losses) for the three and six months ended June 30, 2011 and 2010 and the period February 16, 1999 (date of inception) to June 30, 2011	5

Unaudited Condensed Statement of Stockholders’ Deficit for the six months ended June 30, 2011	6

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and the period February 16, 1999 (date of inception) to June 30, 2011	7

Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$148	$3,222
Total current assets	148	3,222

Property, plant and equipment, net of accumulated depreciation of $207,678 and $199,861 as of June 30, 2011 and December 31, 2010, respectively	24,341	32,158

Total assets	$24,489	$35,380

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$69,850	$102,483
Accrued liabilities	-	432,000
Notes payable, related party	-	53,400
Total current liabilities	69,850	587,883

Long term debt:
Convertible notes payable	25,000	25,000
Convertible note payable, related party net of debt discount of $11,209 and $13,247 as of June 30, 2011 and December 31, 2010, respectively	56,995	89,332
Total liabilities	151,845	702,215

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, no par or stated value; 20,000,000 shares authorized; 12,131,501 and 11,641,913 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	6,054,683	5,527,508
Additional paid in capital	2,191,861	2,101,945
Common stock subscription receivable	(129,375)	(163,750)
Deficit accumulated during development stage	(8,244,525)	(8,132,538)
Total stockholders' deficit	(127,356)	(666,835)

Total liabilities and stockholders' deficit	$24,489	$35,380

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF INCOME (LOSSES)
(unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from February 16, 1999 (date of inception) through
	2011	2010	2011	2010	June 30, 2011
Operating expenses:
Selling, general and administrative	$101,741	$150,391	$229,337	$279,138	$4,505,120
Research and development (Note 1)	32,950	49,096	78,999	49,096	1,933,220
Impairment of intellectual property	-	-	-	-	1,838,250
Depreciation	4,423	4,456	7,817	8,913	207,678
Total operating expenses	139,114	203,943	316,153	337,147	8,484,269

Net loss from operations	(139,114)	(203,943)	(316,153)	(337,147)	(8,484,269)

Other income (expense)
Grant income	-	-	209,671	-	244,480
Interest income (expense)	(2,465)	(1,883)	(5,505)	(3,025)	(4,737)

Net loss before provision for income taxes	(141,579)	(205,826)	(111,987)	(340,172)	(8,244,525)

Income taxes	-	-	-	-	-

Net Loss	$(141,579)	$(205,826)	$(111,987)	$(340,172)	$(8,244,525)

Loss per common share-basic and fully diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)	$(0.84)

Weighted average number of common shares outstanding-basic and fully diluted	12,106,713	11,380,726	12,076,446	11,325,289	9,847,903

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM JANUARY 1, 2011 THROUGH JUNE 30, 2011
(unaudited)
							Deficit
							accumulated
							during
	Preferred shares		Common shares		Additional	Subscription	Development
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	stage	Total
Balance, January 1, 2011	-	$-	11,641,913	$5,527,508	$2,101,945	$(163,750)	$(8,132,538)	$(666,835)
Common stock issued in January 2011 in exchange for accounts payable ant accruals at $1.00 per share	-	-	66,000	66,000	-	-	-	66,000
Common stock issued in January 2011 in exchange for accounts payable ant accruals at $1.11 per share	-	-	353,838	392,760	-	-	-	392,760
Common stock issued in March 2011 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	8,000
Common stock subscription offset by note payable	-	-	-	-	-	34,375	-	34,375
Common stock issued in April 2011 at $0.95 per share in exchange for services rendered	-	-	8,000	7,600	-	-	-	7,600
Common stock issued in April 2011 at $1.06 per shares as board compensation	-	-	37,750	40,015	-	-	-	40,015
Common stock issued in May 2011 at $0.80 per share in exchange for services rendered	-	-	8,000	6,400	-	-	-	6,400
Common stock issued in June 2011 at $0.80 per share in exchange for services rendered	-	-	8,000	6,400	-	-	-	6,400
Fair value of vested options issued for services	-	-	-	-	89,916	-	-	89,916
Net loss	-	-	-	-	-	-	(111,987)	(111,987)
Balance, June 30, 2011	-	$-	12,131,501	$6,054,683	$2,191,861	$(129,375)	$(8,244,525)	$(127,356)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
			For the period from
	Six months ended June 30,		February 16, 1999 (date of inception) through
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,987)	$(340,172)	$(8,244,525)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	7,817	8,913	207,351
Amortization of deferred compensation	-	-	46,926
Amortization of beneficial conversion feature relating to convertible debt	2,038	-	3,967
Common stock issued in exchange for services rendered	68,415	124,930	611,954
Impairment of intellectual property	-	-	1,800,000
Options and warrants issued in exchange for services rendered	89,916	70,695	2,129,759
Increase (decrease) in:
Accounts payable and accrued liabilities	(5,873)	(21,796)	548,508
Net cash provided by (used in ) operating activities:	50,326	(157,430)	(2,896,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	-	-	(221,591)
Net cash (used in) investing activities:	-	-	(221,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	-	81,454	81,454
Proceeds from sale of common stock	-	108,252	2,940,845
Exercise of common stock options	-	-	42,500
Net (payments) proceeds, related party	(53,400)	(26,450)	53,000
Net cash (used in) provided by financing activities	(53,400)	163,256	3,117,799

(Decrease)/ increase in cash and cash equivalents	(3,074)	5,826	148
Cash and cash equivalents beginning of period	3,222	442	-
Cash and cash equivalents end of period	$148	$6,268	$148

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$277
Cash paid during the period for taxes	$-	$-	$-
Convertible debt adjusted with subscription receivable	$34,375	$-	$41,250
Beneficial conversion feature of convertible notes payable	$-	$-	$15,176
Common stock issued in exchange for intellectual property	$-	$-	$1,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed financial statements should be read in conjunction with the December 31, 2010 financial statements and footnotes thereto included in the Company’s Form 10-K filed on April 6, 2011.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2011, the Company has accumulated losses of $8,244,525.

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
JUNE 30, 2011
(Unaudited)

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

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. For the three and six months ended June 30, 2011 and 2010 common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $32,950 and $49,096 for the three months ended June 30, 2011 and 2010, respectively; $78,999 and $49,096 for the six months ended June 30, 2011 and 2010, respectively and $1,933,220 from the period from February 16, 1999 (date of inception) to June 30, 2011.

During the six months ended June 30, 2011, the Company received $209,671 grant income under the a federal program entitled the Qualifying Therapeutic Discovery Project. The grant was only available to taxpayers with no more than 250 employees and covers up to 50 percent of qualified investment made in 2009 and 2010.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a loss of $111,987 during the six months ended June 30, 2011 and $340,172 during the six months ended June 30, 2010. For the period from February 16, 1999 (date of inception) through June 30, 2011, the Company has accumulated losses of $8,244,525. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3). As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2011.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at June 30, 2011 and December 31, 2010.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of June 30, 2011.

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
JUNE 30, 2011
(Unaudited)

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

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC 718- 10 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

For the six months ended June 30, 2011 and 2010, the Company granted 285,000 and Nil employee stock options, respectively. The fair value of issued vesting options is $74,158 and $47,157 for the six months ended June 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2011 and December 31, 2010 are as follows:
	June 30, 2011 (unaudited)	December 31, 2010
Computer equipment	$61,201	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	232,018	232,018
Less: accumulated depreciation	(207,677)	(199,860)
	$24,341	$32,158

During the six months ended June 30, 2011 and 2010, depreciation expense charged to operations was $7,817 and $8,913, respectively, and $4,423 and $4,456 for the three months ended June 30, 2011 and 2010, respectively.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 3 — RELATED PARTY CONVERTIBLE NOTES PAYABLE

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share. On November 3, 2010 and January 2, 2011, $6,875 and $31,125 of the outstanding note was offset by a common stock subscription receivable due to the Company. During the six months ended June 30, 2011 and 2010, the Company has charged $0 and $1,413, respectively to interest expense.

One of our board members owns 40% of an entity that entered into a 5-year, 7.5% interest, and convertible note agreement with the Company for the amount of $71,454 in May 2010. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.13 per share. On January 2, 2011, $3,250 of the outstanding note payable was offset by a common stock subscription receivable due the Company. During the six months ended June 30, 2011, the Company has charged $4,575 to interest expense inclusive of debt discount amortization.

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

During the six months ended June 30, 2011, the recorded an amortization of the discount of $2,038 as a charge against current period interest expense.

Convertible related party notes at June 30, 2011 and December 31, 2010 are as follows:
	June 30, 2011 (unaudited)	December 31, 2010
Convertible notes payable, related party	$—	$31,125
Convertible note payable, related party net of debt discount of $11,209 and $13,247, respectively	56,995	58,207
Total	56,995	89,332
Less: current portion	—	—
Long term portion	$56,995	$89,332

Aggregate maturities of long-term debt as of June 30, 2011 are as follows:

Year ended	Amount
December 31, 2011	$—
December 31, 2012	—
December 31, 2013	—
December 31, 2014	—
December 31, 2015 and above	68,204
Total	68,204
Less: Debt Discount	11,209
Total	$56,995

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at June 30, 2011 and December 31, 2010 was $Nil and $53,400, respectively.

NOTE 4 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at June 30, 2011 and December 31, 2010 are as follows:
	June 30, 2011 (unaudited)	December 31, 2010
Note payables	$25,000	$25,000
Total	25,000	25,000
Less: current portion	—	—
Long term portion	$25,000	$25,000

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

NOTE 5 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through June 30, 2011, the Company has not issued any preferred shares.

Common stock

During the six months ended June 30, 2011, the Company issued an aggregate of 489,588 shares of common stock for services in the amount of $527,175 out of which 419,838 shares of common stock were issued for a value of $458,760 related to prior accruals no gain or loss was recognised.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 6 - WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	2.97	$0.13	40,000	$0.13
$2.00	13,900	0.57	$2.00	13,900	$2.00
$2.25	23,629	1.64	$2.25	23,629	$2.25
	77,529			77,529,

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	95,029	$1.29
Issued	—	—
Exercised	—	—
Expired	(17,500)	(2.00)
Outstanding at June 30, 2011	77,529	$1.11

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	7.97	$0.13	80,000	$0.13
0.15	400,000	2.97	0.15	400,000	0.15
0.80	85,000	9.71	0.80	3,542	0.80
1.00	761,875	4.63	1.00	761,875	1.00
1.11	200,000	9.51	1.11	8,333	1.11
2.25	167,696	6.91	2.25	129,266	2.25
	1,694,571		0.88	1,383,016	0.82

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	1,689,446	$0.85
Granted	—	—
Exercised	(86,875)	(0.71
Canceled or expired	(121,000)	(0.92
Outstanding at December 31, 2010	1,481,571	$0.86
Granted	285,000	1.02
Exercised	—	—
Expired	(72,000)	(0.50)
Outstanding at June 30, 2011:	1,694,571	$0.88

On January 2, 2011, the Company granted 200,000 employee stock options with an exercise price of $1.11 vesting over four years and expiring ten years from issuance. The fair value (as determined as described below) of $219,376 is charged ratably over the vesting term of the options.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	3.30%
Expected stock price volatility	155.50%
Expected dividend payout	—
Expected option life-years (a)	10

___________________________
(a)The expected option life is based on contractual expiration dates

On March 16, 2011, the Company granted 85,000 employee stock options with an exercise price of $0.80 vesting over four years and expiring ten years from issuance. The fair value (as determined as described below) of $66,389 is charged ratably over the vesting term of the options.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	3.22%
Expected stock price volatility	139.10%
Expected dividend payout	—
Expected option life-years (a)	10
_____________________________

(a)The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted employee options of $41,439 and $23,578 was charged during the three months ended June 30, 2011 and 2010, respectively and $74,158 and $47,157 during the six months ended June 30, 2011 and 2010, respectively.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	40,000	0.87	$0.50	40,000	$0.50
1.00	110,000	4.71	1.00	110,000	1.00
1.40	105,000	7.74	1.40	72,917	1.40
	255,000		1.09	222,917	1.04

Transactions involving non-employee stock options issued are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	375,000	$0.90
Granted	—	—
Exercised	—	—
Expired	(120,000)	(0.50)
Outstanding at June 30, 2011:	255,000	$1.09

The fair value of the vested portion of previously granted non-employee options of $6,498 and $16,100 was charged during the three months ended June 30, 2011 and 2010, respectively and $15,757 and $23,537 during the six months ended June 30, 2011 and 2010, respectively

NOTE 7 - INCOME TAXES

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

NOTE 8 - SUBSEQUENT EVENTS

In the month of August 2011, the Company issued an aggregate of 16,000 shares of its common stock for services rendered in July and August 2011 and in August 2011, 37,250 shares were issued as board of director fees for the quarter ended June 30, 2011.

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

Overview

Since inception on February 16, 1999 through June 30, 2011, we have sustained cumulative net losses of $8,244,525. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through June 30, 2011, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

During the past two years, we have spent less than $10,000 for public relations. Due to the severe recession we felt that is was prudent to spend investor dollars on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of our BioWindows medical informatics system. We have an extensive pipeline of disease chips including a BreastCancerChipTM, ColonCancerChipTM, NeuroChipTM, CardioChipTM, ComprehensiveCancerChipTM, and MetabolicChipTM.

We have been in discussions with various entities in regard to launching our products in the US and abroad. We have also had discussions with equipment financing sources with respect to building or buying additional equipment, which would allow us to expand our manufacturing capacity. Under the US Qualifying Therapeutic Discovery Project (QTDP) Program, the maximum amount of a grant application was $5 million, but the maximum amount that the government actually gave for any grant was $245,000. We were awarded $245,000 in recognition of our patented Nano-BiochipTM and BioWindowsTM Medical Informatics System for optimizing personalized and targeted medical treatment.

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

Plan of Operation

We are a life science company focused on the development and commercialization of Nano-BiochipsTM and an artificial intelligence system to assist in establishing the foundation for personalized medicine, which will initially be utilized in the treatment of breast cancer. The Nano-BiochipsTM have the ability to quickly and very accurately analyze the activity of multiple genes involved in a specific disease. Iris’s manufacturing system has the capability to produce a variety of chips with a choice of mRNA, microRNA, protein, or other biomarker probes for the diagnosis and prognosis of many diseases. Although we may market our products as CLIA laboratory tests, we are designing them to be approved by the FDA, which can then be used in any certified laboratory. Starting at the point of a breast biopsy diagnosis of cancer, the Nano-Biochip and informatics program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each patient’s particular type of cancer. Our product platform is expected to lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes and other gene-related metabolic problems.

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

Number of Employees

From our inception through the period ended June 30, 2011, we have principally relied on the services of outside consultants and part-time employees for services. As of August 12, 2011, we have five full time employees and 8 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

As a result of limited capital resources and no revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Accounting Standards Codification Subtopic 718-10 Compensation (ASC 718- 10). In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations within a year as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through June 30, 2011, we have incurred cumulative losses of $8,244,525. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $48,650 from $150,391 for the three months ended June 30, 2010 to $101,741 for the three months ended June 30, 2011. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $64,602 for the three months ended June 30, 2011 and $119,359 for the three months ended June 30, 2010, a period to period decrease of $54,757. The remaining SG&A expenses, which required cash amounted to approximately $37,139 and $31,032 for the three months ended June 30, 2011 and 2010, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $49,096 for the three months ended June 30, 2010 to $32,950 for the three months ended June 30, 2011.

As a result of the above-mentioned expenses, net losses decreased from $205,826 for the three months ended June 30, 2010 to a net loss of $141,579 for the three months ended June 30, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations within a year as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through June 30, 2011, we have incurred cumulative losses of $8,244,525. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

SG&A expenses decreased by $49,801 from $279,138 for the six months ended June 30, 2010 to $229,337 for the six months ended June 30, 2011. SG&A expenses included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $158,331 for the six months ended June 30, 2011 and $195,625 for the six months ended June 30, 2010, a period to period decrease of $37,294. The remaining SG&A expenses, which required cash amounted to approximately $71,006 and $83,513 for the six months ended June 30, 2011 and 2010, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $49,096 for the six months ended June 30, 2010 to $78,999 for the six months ended June 30, 2011.

During the six months ended June 30, 2011, we received $209,671 grant income from the U. S. Government for research previously done as compared to Nil for 2010.

As a result of the above-mentioned expenses and the grant income, net losses decreased from $340,172 for the six months ended June 30, 2010 to a net loss of $111,987 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficit of $69,702 as compared to a working capital deficit of $584,661 as of December 31, 2010. Our cash position was $148 as of June 30, 2011 compared to $3,222 as of December 31, 2010. From inception to June 30, 2011 we have incurred an operating cash flow deficit of $2,896,060, which has been principally financed through the private placement of our common stock, advances from related parties and issuance of notes payable. As of June 30, 2011, we have long-term debt of $56,995.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through August 12, 2011, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on August 12, 2011, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2011, we issued 489,588 shares of common stock to consultants for services rendered in the amount of $527,175 out of which 419,838 common stock were issued for value $458,760 relates to accruals. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

August 15, 2011	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)