Form 10-Q
period 2011-09-30
IRIS BIOTECHNOLOGIES INC
filed 2011-11-16
CIK 1396238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 11, 2011 the issuer had 12,354,251 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

Unaudited Condensed Statements of Income (Losses) for the three and nine months ended September 30, 2011 and 2010 and the period February 16, 1999 (date of inception) to September 30, 2011	5

Unaudited Condensed Statement of Stockholders’ Deficit for the nine months ended September 30, 2011	6

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the period February 16, 1999 (date of inception) to September 30, 2011	7

Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$78,779	$3,222
Total current assets	78,779	3,222

Property, plant and equipment, net of accumulated depreciation of $211,648 and $199,861 as of September 30, 2011 and December 31, 2010, respectively	24,035	32,158

Total assets	$102,814	$35,380

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$58,597	$102,483
Accrued liabilities	-	432,000
Notes payable, related party	-	53,400
Total current liabilities	58,597	587,883

Long term debt:
Convertible notes payable	90,000	25,000
Convertible note payable, related party net of debt discount of $10,479 and $13,247 as of September 30, 2011 and December 31, 2010, respectively	66,725	89,332
Total liabilities	215,322	702,215

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, no par; 20,000,000 shares authorized; 12,212,751 and 11,641,913 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	6,102,066	5,527,508
Additional paid in capital	2,240,147	2,101,945
Common stock subscription	78,000	-
Common stock subscription receivable	(128,375)	(163,750)
Deficit accumulated during development stage	(8,404,346)	(8,132,538)
Total stockholders' deficit	(112,508)	(666,835)

Total liabilities and stockholders' deficit	$102,814	$35,380

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF INCOME (LOSSES)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from
	2011	2010	2011	2010	February 16, 1999 (date of inception) through September 30, 2011
Operating expenses:
Selling, general and administrative	$106,863	$204,220	$336,200	$483,358	$4,611,983
Research and development (Note 1)	46,144	2,247	125,143	51,343	1,979,364
Impairment of intellectual property	-	-	-	-	1,838,250
Depreciation	3,970	3,909	11,787	12,822	211,648
Total operating expenses	156,977	210,376	473,130	547,523	8,641,245

Net loss from operations	(156,977)	(210,376)	(473,130)	(547,523)	(8,641,245)

Other income (expense)
Grant income	-	-	209,671	-	244,480
Interest expense	(2,844)	(3,706)	(8,349)	(6,731)	(7,581)

Net loss before provision for income taxes	(159,821)	(214,082)	(271,808)	(554,254)	(8,404,346)

Income taxes	-	-	-	-	-

Net loss	$(159,821)	$(214,082)	$(271,808)	$(554,254)	$(8,404,346)

Loss per common share-basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)	$(0.85)

Weighted average number of common shares outstanding-basic and fully diluted	12,161,608	11,554,404	12,101,863	11,318,128	9,886,683

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
FROM JANUARY 1, 2011 THROUGH SEPTEMBER 30, 2011
(unaudited)

						Common		Deficit accumulated
	Preferred shares		Common shares		Additional	Stock	Subscription	during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription	Receivable	Development stage	Total
Balance, January 1, 2011	-	$-	11,641,913	$5,527,508	$2,101,945	$-	$(163,750)	$(8,132,538)	$(666,835)
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.00 per share	-	-	66,000	66,000	-	-	-	-	66,000
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.11 per share	-	-	353,838	392,760	-	-	-	-	392,760
Common stock issued in March 2011 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock subscription offset by note payable	-	-	-	-	-	-	34,375	-	34,375
Common stock issued in April 2011 at $0.95 per share in exchange for services rendered	-	-	8,000	7,600	-	-	-	-	7,600
Common stock issued in April 2011 at $1.06 per shares as board compensation	-	-	37,750	40,015	-	-	-	-	40,015
Common stock issued in May 2011 at $0.80 per share in exchange for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in June 2011 at $0.80 per share in exchange for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in August 2011 at $0.57 per share in exchange for services rendered	-	-	8,000	4,560	-	-	-	-	4,560
Common stock issued in August 2011 at $0.85 per share as board compensation	-	-	37,250	31,663	-	-	-	-	31,663
Sale of common stock in August 2011 at $0.25 per share	-	-	20,000	5,000	-	-	-	-	5,000
Common stock issued in September 2011 at $0.27 per share in exchange for services rendered	-	-	8,000	2,160	-	-	-	-	2,160
Common stock issued in September 2011 at $0.50 per share in exchange for services rendered	-	-	8,000	4,000	-	-	-	-	4,000
Proceeds received for common stock subscription of 78,000 of common stock	-	-	-	-	-	78,000	-	-	78,000
Proceeds received from common stock subscription	-	-	-	-	-	-	1,000	-	1,000
Fair value of vested options issued for services	-	-	-	-	138,202	-	-	-	138,202
Net loss	-	-	-	-	-	-	-	(271,808)	(271,808)
Balance, September 30, 2011	-	$-	12,212,751	$6,102,066	$2,240,147	$78,000	$(128,375)	$(8,404,346)	$(112,508)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,		For the period from
	2011	2010	February 16, 1999 (date of inception) through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271,808)	$(554,253)	$(8,404,346)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	11,787	12,821	211,321
Amortization of deferred compensation	-	-	46,926
Amortization of beneficial conversion feature relating to convertible debt	2,768	1,164	4,697
Common stock issued in exchange for services rendered	110,798	211,730	654,337
Impairment of intellectual property	-	-	1,800,000
Options and warrants issued in exchange for services rendered	138,202	103,891	2,178,045
Increase (decrease) in:
Accounts payable and accrued liabilities	(17,126)	57,920	537,255
Net cash used in operating activities:	(25,379)	(166,727)	(2,971,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,664)	-	(225,255)
Net cash used in investing activities:	(3,664)	-	(225,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	65,000	81,454	146,454
Proceeds from sale of common stock	84,000	118,252	3,024,845
Exercise of common stock options	-	-	42,500
Net (payments) proceeds, related party	(44,400)	(33,300)	62,000
Net cash provided by financing activities	104,600	166,406	3,275,799

Increase (decrease) in cash and cash equivalents	75,557	(321)	78,779
Cash and cash equivalents beginning of period	3,222	442	-
Cash and cash equivalents end of period	$78,779	$121	$78,779

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$277
Cash paid during the period for taxes	$-	$-	$-
Non cash Investing and Financing Activities
Convertible debt adjusted with subscription receivable	$34,375	$-	$41,250
Beneficial conversion feature of convertible notes payable	$-	$-	$15,176
Common stock issued in exchange for intellectual property	$-	$-	$1,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed financial statements should be read in conjunction with the December 31, 2010 financial statements and footnotes thereto included in the Company’s Form 10-K filed on April 6, 2011.

Business and Basis of Presentation

Iris BioTechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2011, the Company has accumulated losses of $8,404,346.

Cash

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
SEPTEMBER 30, 2011
(Unaudited)

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of September 30, 2011, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. For the three and nine months ended September 30, 2011 and 2010 common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable at September 30, 2011 and December 31, 2010.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $46,144 and $2,247 for the three months ended September 30, 2011 and 2010, respectively; $125,143 and $51,343 for the nine months ended September 30, 2011 and 2010, respectively and $1,979,364 from the period from February 16, 1999 (date of inception) to September 30, 2011.

During the nine months ended September 30, 2011, the Company received $209,671 grant income under the a federal program entitled the Qualifying Therapeutic Discovery Project. The grant was only available to taxpayers with no more than 250 employees and covers up to 50 percent of qualified investment made in 2009 and 2010 within the overall cap.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a loss of $271,808 during the nine months ended September 30, 2011 and $554,254 during the nine months ended September 30, 2010. For the period from February 16, 1999 (date of inception) through September 30, 2011, the Company has accumulated losses of $8,404,346. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3). As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2011.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of September 30, 2011.

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
SEPTEMBER 30, 2011
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

For the nine months ended September 30, 2011 and 2010, the Company granted 285,000 and Nil employee stock options, respectively. The fair value of issued vesting options is $115,597 and $70,736 for the nine months ended September 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Computer equipment	$64,866	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	235,683	232,018
Less: accumulated depreciation	(211,648)	(199,860)
	$24,035	$32,158

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

During the nine months ended September 30, 2011 and 2010, depreciation expense charged to operations was $11,787 and $12,822, respectively, and $3,970 and $3,909 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 3 — RELATED PARTY CONVERTIBLE NOTES PAYABLE

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share. On November 3, 2010 and January 2, 2011, $6,875 and $31,125 of the outstanding note was offset by a common stock subscription receivable due to the Company. During the nine months ended September 30, 2011 and 2010, the Company has charged $0 and $2,132, respectively and $-0- and $718 for the three months ended September 30, 2011 and 2010, respectively to interest expense.

One of our board members owns 40% of an entity that entered into a 5-year, 7.5% interest, convertible note agreement with the Company for the amount of $71,454 in May 2010. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.13 per share. On January 2, 2011, $3,250 of the outstanding note payable was offset by a common stock subscription receivable due the Company. During the nine months ended September 30, 2011, the Company has charged $6,594 to interest expense inclusive of debt discount amortization.

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

During the three and nine months ended September 30, 2011, the Company recorded an amortization of the discount of $730 and $2,768, respectively as a charge against current period interest expense.

In addition, on August 24, 2011, our board member described above entered into a 5-year, 7.5% interest,  convertible note agreement with the Company for the amount of $9,000. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.00 per share.  Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. During the nine months ended September 30, 2011, the Company has charged $85 to interest expenses.

Convertible related party notes at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Convertible notes payable, related party	$9,000	$31,125
Convertible note payable, related party net of debt discount of $10,479 and $13,247, respectively	57,725	58,207
Total	66,725	89,332
Less: current portion	—	—
Long term portion	$66,725	$89,332

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Aggregate maturities of long-term debt as of September 30, 2011 are as follows:

Year ended	Amount
December 31, 2011	$—
December 31, 2012	—
December 31, 2013	—
December 31, 2014	—
December 31, 2015 and above	77,204
Total	77,204
Less: Debt Discount	10,479
Total	$66,725

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at September 30, 2011 and December 31, 2010 was $Nil and $53,400, respectively.

NOTE 4 - LONG TERM CONVERTIBLE NOTES PAYABLE

Long-term debt at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Note payables	$90,000	$25,000
Total	90,000	25,000
Less: current portion	—	—
Long term portion	$90,000	$25,000

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

On September 2, 2011, the Company issued a $25,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share.

On September 15, 2011, the Company issued a $40,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 5 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through September 30, 2011, the Company has not issued any preferred shares.

Common stock

During the nine months ended September 30, 2011, the Company issued an aggregate of 550,838 shares of common stock for services in the amount of $569,558 out of which 419,838 shares of common stock were issued for a value of $458,760 related to prior accruals no gain or loss was recognized.

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	2.72	$0.13	40,000	$0.13
$2.00	13,900	0.32	2.00	13,900	2.00
$2.25	23,629	1.39	2.25	23,629	2.25
	77,529			77,529

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	95,029	$1.29
Issued	—	—
Exercised	—	—
Expired	(17,500)	(2.00)
Outstanding at September 30, 2011	77,529	$1.11

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at September 30, 2011:

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	7.72	$0.13	80,000	$0.13
0.15	400,000	2.72	0.15	400,000	0.15
0.80	85,000	9.46	0.80	10,625	0.80
1.00	761,875	4.38	1.00	761,875	1.00
1.11	200,000	9.26	1.11	33,333	1.11
2.25	167,696	6.65	2.25	139,747	2.25
	1,694,571		0.88	1,425,580	0.84

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	1,689,446	$0.85
Granted	—	—
Exercised	(86,875)	(0.71)
Canceled or expired	(121,000)	(0.92)
Outstanding at December 31, 2010	1,481,571	$0.86
Granted	285,000	1.02
Exercised	—	—
Expired	(72,000)	(0.86)
Outstanding at September 30, 2011:	1,694,571	$0.88

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
__________________________
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
SEPTEMBER 30, 2011
(Unaudited)

Significant assumptions:
Risk-free interest rate at grant date	3.22%
Expected stock price volatility	139.10%
Expected dividend payout	—
Expected option life-years (a)	10
___________________________

(a)The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted employee options of $41,439 and $23,578 was charged during the three months ended September 30, 2011 and 2010, respectively and $115,597 and $70,736 during the nine months ended September 30, 2011 and 2010, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	40,000	0.61	$0.50	40,000	$0.50
1.00	110,000	4.46	1.00	110,000	1.00
1.40	105,000	7.49	1.40	81,667	1.40
	255,000		1.09	231,667	1.05

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	375,000	$0.90
Granted	—	—
Exercised	—	—
Expired	(120,000)	(0.50)
Outstanding at September 30, 2011:	255,000	$1.09

The fair value of the vested portion of previously granted non-employee options of $6,848 and $9,617 was charged during the three months ended September 30, 2011 and 2010, respectively and $22,605 and $33,154 during the nine months ended September 30, 2011 and 2010, respectively

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

In the month of October 2011, the Company issued an aggregate of 8,000 shares of its common stock for services rendered in October 2011, 37,500 shares were issued as board of director fees for the quarter ended September 30, 2011 and 88,000 shares for the sale of common stock at $1.00 per share, of which $78,000 was received in September 2011 shown as common stock subscription.

In the month of November 2011, the Company issued an aggregate of 8,000 shares of its common stock for services rendered in November.

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

Overview

Since inception on February 16, 1999 through September 30, 2011, we have sustained cumulative net losses of $8,404,346. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through September 30, 2011, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

During the past two years, we have spent less than $10,000 for public relations. Due to the severe recession we felt that is was prudent to spend investor dollars on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of our BioWindows™ medical informatics system. We have an extensive pipeline of disease chips including a BreastCancerChip™, ColonCancerChip™, NeuroChip™, CardioChip™, ComprehensiveCancerChip™, and MetabolicChip™.

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

Product Research and Development

We anticipate spending, in order to accelerate our growth, which is contingent upon raising additional funds, more than $2 million for product research and development activities related to our anticipated product launch during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, unless we raise additional funds to accelerate our growth to fulfill the unmet needs of a large, growing market.

 Number of Employees

From our inception through the period ended September 30, 2011, we have relied on the services of full time and part-time employees as well as outside consultants. As of November 11, 2011, we have five full time and seven part-time employees and consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

As a result of limited capital resources and no revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees (consultants) in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Accounting Standards Codification Subtopic 718-10 Compensation (ASC 718- 10). In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

From our inception through September 30, 2011, we have incurred cumulative losses of $8,404,346. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $97,357 from $204,220 for the three months ended September 30, 2010 to $106,863 for the three months ended September 30, 2011. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $90,669 for the three months ended September 30, 2011 and $119,996 for the three months ended September 30, 2010, a period to period decrease of $29,327. The remaining SG&A expenses, which required cash amounted to approximately $16,194 and $84,224 for the three months ended September 30, 2011 and 2010, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $2,247 for the three months ended September 30, 2010 to $46,144 for the three months ended September 30, 2011.

As a result of the above-mentioned expenses, net losses decreased from $214,082 for the three months ended September 30, 2010 to a net loss of $159,977 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

We have generated no operating revenues from operations from our inception.

Costs and Expenses

SG&A expenses decreased by $147,158 from $483,358 for the nine months ended September 30, 2010 to $336,200 for the nine months ended September 30, 2011. SG&A expenses included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $249,000 for the nine months ended September 30, 2011 and $315,621 for the nine months ended September 30, 2010, a period to period decrease of $66,621. The remaining SG&A expenses, which required cash amounted to approximately $87,200 and $167,737 for the nine months ended September 30, 2011 and 2010, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $51,343 for the nine months ended September 30, 2010 to $125,143 for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we received $209,671 grant income from the U. S. Government for research previously done as compared to Nil for 2010.

As a result of the above-mentioned expenses and the grant income, net losses decreased from $554,254 for the nine months ended September 30, 2010 to a net loss of $271,808 for the nine months ended September 30, 2011.

 Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $20,182 as compared to a working capital deficit of $584,661 as of December 31, 2010. Our cash position was $78,779 as of September 30, 2011 compared to $3,222 as of December 31, 2010. From inception to September 30, 2011 we have incurred an operating cash flow deficit of $2,971,765, which has been principally financed through the private placement of our common stock, advances from related parties, issuance of notes payable and financial support of the Company's Chief Executive Officer (CEO). As of September 30, 2011, we have long-term debt of $156,725.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next twelve months.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through November 11, 2011, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Critical Accounting Policies

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated by the SEC.  The executive who serves as our President and Chief Financial Officer has participated in such evaluation.  Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Financial Officer has concluded that such controls and procedures are not effective at the "reasonable assurance" level.  The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Internal Control over Financial Reporting

The Company's independent registered public accounting firm has reported certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by Public Company Accounting Oversight Board.  The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements.  Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.  However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that the Company will be able to do so.

Management believes that its unaudited condensed financial statements for the three and nine months ended September 30, 2011 and 2010 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended September 30, 2011, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2011, we issued 550,838 shares of common stock to consultants for services rendered in the amount of $569,558- per Note 5 out of which 419,838 common stock were issued for value $458,760 relates to accruals. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

November 16, 2011	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)