Form 10-K
period 2011-12-31
IRIS BIOTECHNOLOGIES INC
filed 2012-02-28
CIK 1396238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSIONFILE NUMBER 333-142076

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a closing sale price of $0.80 per share which was the last sale price of the common stock as of June 30, 2011 was $2,456,029.

 As of February 23, 2012, the issuer had 12,651,073 outstanding shares of Common Stock.

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

In Q1 2012, we were granted another key US patent, which fortified and broadened our intellectual property position just in time to reap the benefit of the convergence of the recent technological breakthroughs in the life sciences industry and the affordability of highly intensive computational systems along with high storage capacity.  With five US and international patents already granted we expect to play a key role this year in helping to fulfill the promise of personalized medicine in a meaningful way. We have an institutional review board (IRB) approval to begin a breast cancer clinical study, and we expect to begin the study soon.

In 2009 we launched “Health Passport” in our BioWindows™ 2.0 Informatics System. Health Passport is a HIPAA compliant, web based medical information storage system that allows participants to grant sharing capabilities of their confidential medical and lifestyle information to physicians and/or family members anywhere in the world. This allows families to build multi-generational medical family trees that will help assure that they receive more personalized care now and in the future – the right medical treatment for the right patient at the right time. In the future, the information within the BioWindows™ System will be used not only to optimize the choice of medical treatment, but also to develop personalized and targeted drugs with maximum efficacy and minimal side effects.

We have developed a manufacturing system with the capabilities to produce a variety of Nano-biochips™ with a choice of mRNAs, microRNAs, proteins, or other biomarker probes for the diagnosis and prognosis of breast cancer, colon cancer, and many other diseases. Our Nano-biochip manufacturing and usage tracking process has been tested with 2D and 1D barcode scanners on both labeled and stamped products in conjunction with touch screen functions, and we have streamlined the automated patient sample processing protocols.

Since the founding of the company, we have strived to grow in an economically efficient manner. We have invested over $8.6 million in product development. We have five patents granted in the United States and some of those are already granted in Canada, Europe, Asia, New Zealand and Australia. With a strong management team and seasoned scientific advisory board, we are close to commercializing our BreastCancerChip™ and well positioned strategically and structurally to introduce future products such as the ColonCancerChip™, Comprehensive Cancer Chip™, NeuroChip™, CardioChip™ and MetabolicChipTM.

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

We are collaborating with Good Samaritan Hospital (San Jose) to begin a clinical research study to determine the effectiveness of tissue genetic testing in patients undergoing surgery for breast cancer. Good Samaritan Hospital is recognized nationally for acute and tertiary services. Good Samaritan is an Advanced Primary Stroke Center, certified Chest Pain Center, county-designated STEMI receiving center and accredited Comprehensive Community Cancer Center. It consistently receives the American College of Surgeons Outstanding Achievement Award for cancer care.  Good Samaritan is the only hospital in Santa Clara County recognized by The Joint Commission as a top performing hospital on TJC key quality measures.

Our biochip technology is expected to advance personalized medicine, enhancing a physician’s ability to match cancer treatment plans to genetic indicators.  We anticipate enrolling 300 women who undergo breast cancer surgery. It is hoped that this research study will some day assist oncologists and breast surgeons in making better personalized treatment decisions that may favorably benefit the overall recovery and survival of future breast cancer patients. This is the beginning of a study that we expect will eventually include patients from multiple hospitals and surgical centers worldwide.

Our competitor, Genomic Health, had $206.1 million in revenue in 2011, and their net income was $7.8 million. It uses existing RT-PCR technology and has incurred extremely high expenses to market its test broadly. We benefit from the fact that Genomic Health has begun the education of those in the healthcare system, paving the way for our company and other companies to penetrate the market at an accelerated pace.

Our strategy has been to optimize return on our investment for investors by developing products and services that we believe could become the industry standard in the future. We believe that it is not enough just to determine which 2% of the breast cancer patients might benefit from chemotherapy, which could cost more than $30,000. We seek to optimize patient survival and quality of life while minimizing the total cost of breast cancer treatment, which could exceed $150,000 in the first year.

By categorizing patients according to their molecular signatures and personal profiles using our Nano-Biochips and BioWindows medical informatics system we are building a solid foundation for the practice of personalized medicine. Our vision has been for our technologies, products, and services to foster a new collaborative paradigm for disease management, enable the development of personalized and targeted drugs, empower people to optimize the quality and longevity of their lives and create an attractive return on investment for our shareholders.

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

Our initial focus is helping the more than 2 million breast cancer patients in the US. Each year more than a million breast biopsies, lumpectomies, and mastectomies are performed. According to The American Cancer Society, an estimated 230,480 new cases of invasive breast cancer will be diagnosed among women in 2011, as well as an estimated 57,650 additional cases of in situ breast cancer. 2012 is expected to be about the same. Annually, approximately 1.6 million people in the United States and 12.7 million people worldwide were diagnosed with cancer.

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

We are also working on incorporating affordable, next-generation human genome sequencing as well as protein biomarker profiling to make our technology platform even more powerful. It took more than $3 billion and thirteen years to complete the sequencing of the human genome. In 2012, it would be possible to sequence a person’s genome for less than $1,000. Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid molecular signature diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine.

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors. 2012 will be a defining year for us and for our industry.

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

Our technology platform includes:

●	Oligonucleotide, peptide nucleic acid (PNA) probes with superior binding affinity and specificity that are the ideal length and highly purified, protein biomarkers, and other molecules
●	A proprietary binding system to secure probes to a soft metal chip surface
●	Controlled probe spacing and chip surface design to maximize sensitivity
●
Microfluidics and the use of paramagnetic labels with a magnetic field to enhance hybridization speed. Microfluidics deals with the precise control and manipulation of microliter and nanoliter volumes of fluids.

●	A flexible, low-cost chip design and manufacturing process
●	Use of robotics for precise automated chip manufacturing
●	An information technology system based on proprietary algorithms for analysis, correlation and classification of test results.

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

Summary of Medical Care

According to the Department of Health and Human Services (HHS), spending on national health care totaled $2.4 trillion or 17 percent of G.D.P. in 2008. HHS expects that health share costs will continue its historical upward trend, reaching 19.5% of GDP by 2017. The Congressional Budget Office estimating that without changes in federal law, it will rise to 25 percent of the G.D.P in 2025. $1.1 billion in the economic stimulus bill is earmarked to compare the effectiveness of different treatments for the same illness.

The American Cancer Society estimates that approximately 230,480 American women were diagnosed with breast cancer in 2011, as well as an estimated 57,650 additional cases of in situ breast cancer. 2012 is expected to be the same. A breast cancer patient, after the removal of the tumor, is usually treated with radiation and/or chemotherapy followed by additional therapies such as hormonal therapy or molecular antibody treatment.

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

Breast cancer, like all diseases, is very complex involving an individual’s genome interacting with its environment over time. Only 5% of breast cancers are due to inherited mutations; the other 95% are due to acquired somatic mutations and improperly regulated genes due to environmental factors. Why do some people get cancer and others don't? Why is cancer more aggressive in some patients compared to others? Why does the same drug cure some patients and cause severe side effects in others?  Why does someone need twice the standard dose to have a positive effect while others need only half? Existing diagnostic procedures cannot answer these questions.

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

Breast Cancer Chip

The National Cancer Institute (NCI) estimated that 230,480 women were diagnosed with and 39,520 women died of cancer of the breast in 2011. That means a woman is diagnosed with breast cancer every three minutes in the U.S. NCI also estimates that more than $8 billion is spent in the U.S. each year on treatment of breast cancer and there are more than two million women alive in the U.S. who had a history of cancer of the breast.

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

Future Products

We are also working on gene markers for a comprehensive CancerChip™ and specific markers associated with prostrate, lung, liver, kidney and ovarian cancers. Certain genes associated with schizophrenia, Alzheimer disease, autoimmune system disorders, and metabolic and drug metabolism disorders have also been reviewed. We are continuing to work on the selection of newly discovered genes to be included in other products such as the NeuroChip™ and CardioChip™.

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

●
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

●
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

●
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

●
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

Complex diagnostic and prognostic tests generally require FDA approval. The test offered by Genomic Health is not robust enough to be sold as an FDA-approved test kit. Genomic Health intentionally launched their breast cancer recurrence prediction test without seeking FDA approval. The FDA retaliated furiously by issuing a draft guidance (regulation) in July 2007, making clear their intention to regulate the type of tests offered by Genomic Health and other companies.  This guidance was then finalized internally at the FDA and within the Department of Health and Human Services. As of March 2012, the FDA still has not publicly issued their official guidance.

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

On February 6, 2007, the U.S. Food and Drug Administration (FDA) approved Agendia’s 70-gene test for predicting breast cancer recurrence. The clearance of Agendia's ‘de novo 510(k)' application sets a precedent.  This will make it easier and faster for Iris to get approval for its Nano-Biochip. Agendia has previously received clearance from European authorities to market their test in Europe and they claim substantial progress in market acceptance and reimbursement. The Agendia test is not widely used in the U.S.

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

4.
US 7,062,076 - BioWindows System: “Artificial intelligence system for genetic analysis.” This patent claim states that BioWindows provides a complete artificial intelligence system, utilizing proprietary algorithms, for acquisition and analysis of nucleic-acid array- hybridization information. This system reads data from nano-biochips, analyzes test results based on maintained parameters, evaluates patient risk for various ailments, and displays patient treatment alternatives. This system may utilize the Internet, via a secured encrypted web interface, for both transmission of nano-biochip hybridization data and the interpretation of this data. Our patent protection expires on August 28, 2020.

5.
US 8,107,693 – This patent has broader claims than US 7,062,076 - BioWindows System: “Artificial intelligence system for genetic analysis.” This patent claim states that BioWindows provides a complete artificial intelligence system, utilizing proprietary algorithms, for acquisition and analysis of nucleic-acid array- hybridization information. This system reads data from nano-biochips, analyzes test results based on maintained parameters, evaluates patient risk for various ailments, and displays patient treatment alternatives. This system may utilize the Internet, via a secured encrypted web interface, for both transmission of nano-biochip hybridization data and the interpretation of this data. Our patent protection expires on August 28, 2020.

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

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. In addition to potential product specific post-approval requirements, all devices are subject to:

●	the Quality System Regulation, which requires manufacturers to follow comprehensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process,
●	labeling regulations,
●
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

Employees

As of February 24,2012 we have 5 full-time and part-time employees and 8 full-time and part-time consultants. As we prepare to transition from product development to commercialization, we are currently in contract negotiations to hire additional employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred an accumulated deficit during development stage of $8,605,721 as of December 31, 2011. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

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

If We Fail To Maintain Effective Internal Controls Over Financial Reporting, The Price Of Our Common Stock May Be Adversely Affected.

 Our internal controls over financial reporting may have weaknesses and conditions that will need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management's assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

The use of the nano-biochip gene expression kit has never been commercialized. Even if approved for sale by the appropriate regulatory authorities, physicians may not order diagnostic tests based on our nano-biochip gene technology, in which event we may be unable to generate significant revenue or become profitable. In addition, physicians and patients may not utilize the nano-biochip gene expression kit unless third-party payors, such as managed care organizations, Medicare and Medicaid, pay a substantial portion of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

●	not experimental or investigational,
●	medically necessary,
●	appropriate for specific patient,
●	cost-effective, and
●	supported by peer-reviewed publications.

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

The successful commercialization of our nano-biochip based diagnostic kits is crucial for our success. Our proposed products and their potential applications are in an early stage of clinical and manufacturing/process development and face a variety of risks and uncertainties. Principally, these risks include the following:

●	future clinical study results may show that the nano-biochip diagnostic kits is not an effective means of diagnosing the appropriate treatment for patients with cancer;
●	future clinical study results may be inconsistent with our previous preliminary testing results and data from our earlier studies may be inconsistent with clinical data;
●
even if we have determined that our nano-biochip diagnostic kits are safe and effective for their intended purposes we cannot predict with any certainty the amount of time necessary to obtain FDA approvals and whether any such approvals will ultimately be granted;

●
even if our nano-biochip diagnostic kits are shown to be safe and effective for their intended purposes, we may face significant or unforeseen difficulties in obtaining or manufacturing sufficient quantities or at reasonable prices;

●
our ability to complete the development and commercialization of nano-biochip diagnostic kits for our intended use is significantly dependent upon our ability to obtain and maintain experienced and committed partners to assist us with obtaining clinical and regulatory approvals for, and the manufacturing, marketing and distribution of, the nano-biochip diagnostic kits on a worldwide basis;

●
even if nano-biochip diagnostic kits products are successfully developed, commercially produced and receive all necessary regulatory approvals, there is no guarantee that there will be market acceptance of the products; and

●
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

We Are Controlled By Current Officers, Directors And Principal Stockholders

Our directors, executive officers and principal stockholders and their affiliates beneficially own 73.1% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

Our Common Stock Is Subject To The "Penny Stock" Rules Of The SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on August 1, 2011 and expires on July 31, 2012. We currently pay rent and related costs of approximately $300.00 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2012 and expires on December 31, 2012. We currently pay rent and related costs of approximately $1,300.00 per month.

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

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on August 5, 2008 under the symbol “IRSB”.  The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2011.

	High Bid	Low Bid
Year Ended December 31, 2011
First Quarter	$1.20	$0.80
Second Quarter	$1.10	$0.80
Third Quarter	$0.80	$0.25
Fourth Quarter	$0.80	$0.51

	High Bid	Low Bid
Year Ended December 31, 2010
First Quarter	$0.88	$0.40
Second Quarter	$2.19	$0.85
Third Quarter	$1.84	$1.00
Fourth Quarter	$1.55	$0.80

As of February 23, 2012, we had 12,651,073 shares of common stock issued and outstanding and approximately 150 stockholders of our common stock.

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

Equity Compensation Plan Information

  The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,027,100	$0.88	234,537

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,027,100	$	234,537

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2011, we issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended March 31, 2011, we issued 427,838 shares of common stock to consultants for services rendered in the amount of $466,760 out of which 419,838 common stock were issued for value $458,760 relates to accruals. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2011, we issued 61,750 shares of common stock to consultants for services rendered in the amount of $60,415. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2011, we sold 20,000 shares of common stock for proceeds of $5,000.  In addition, we issued 61,250 shares of common stock to consultants for services rendered in the amount of $42,383. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2011, we sold 148,000 shares of common stock for proceeds of $148,000.  In addition, we issued 61,500 shares of common stock to consultants for services rendered in the amount of $31,380 and 183,322 shares of our common stock in settlement of convertible notes and related accrued interest of $196,157. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Since inception on February 16, 1999 through December 31, 2011, we have sustained cumulative net losses of $8,605,721. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. As of December 31, 2011, we have no long-term debt. From inception through December 31, 2011, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations, if needed. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

In Q1 2012, we were granted another key US patent, which fortified and broadened our intellectual property position just in time to reap the benefit of the convergence of the recent technological breakthroughs in the life sciences industry and the affordability of highly intensive computational systems along with high storage capacity.  With five US and international patents already granted we expect to play a key role this year in helping to fulfill the promise of personalized medicine in a meaningful way. We have an institutional review board (IRB) approval to begin a breast cancer clinical study, and we expect to begin the study soon.

We are also working on incorporating affordable, next-generation human genome sequencing as well as protein biomarker profiling to make our technology platform even more powerful. It took more than $3 billion and thirteen years to complete the sequencing of the human genome. In 2012, it would be possible to sequence a person’s genome for less than $1,000. Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid molecular signature diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine.

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors. 2012 will be a defining year for us and for our industry.

 During 2012, we expect to spend about $100,000 for public relations, whereas we spent less than $10,000 on PR in 2011. During the severe recession, we spend investor dollars efficiently on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of Iris’s BioWindows medical informatics system. We have an extensive pipeline of disease chips including a BreastCancerChip™, ColonCancerChip™, NeuroChip™, CardioChip™, ComprehensiveCancerChip™, and MetabolicChip™.

Under the US Qualifying Therapeutic Discovery Project (QTDP) Program, the maximum amount of a grant application was $5 million, but the maximum amount that the government actually gave for any grant was $245,000. In 2011, we received the bulk of the $245,000 awarded to us in recognition of Iris's patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

The selection criteria includes a company's ability to diagnose diseases or conditions; to determine molecular factors related to diseases or conditions by developing molecular diagnostic guided therapeutic decisions; or to develop a product, process, or technology to further the delivery or administration of therapeutics. The award was given to projects that show reasonable potential to result in new therapies to treat areas of unmet medical needs or to prevent, detect or treat chronic or acute diseases and conditions; to reduce long-term health care costs in the U.S.; or to significantly advance the goal of curing cancer within the next 30 years.

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

As of December 31, 2011 we had sold/issued 3,629,897 shares of common stock and 95,029 five-year warrants, of which 17,500 expired during the year to accredited investors. We received an aggregate $3,093,845 on the sale of common stock and $42,500 on exercise of 383,125 options. We issued an aggregate 7,200,000 shares of common stock on transfer of technology worth $1,800,000 and 1,209,229 shares of common stock for services worth $1,144,477. We issued an aggregate of 183,322 shares of common stock on settlement of notes payable and accrued interest worth $196,157.

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

Number of Employees

From our inception through December 31, 2011, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 5 full-time and part-time employees and 8 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

We have generated no operating revenues from operations since our inception. We believe we will begin earning revenues from operations in 2012 from actual operations as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2011, we have not generated any revenues and have incurred cumulative losses of $8,605,721. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $197,028 from $613,487 in 2010 to $416,459 in 2011. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses.  SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $328,609 for 2011 and $415,531 for 2010, a year-to-year decrease of $86,922.  The remaining SG&A expenses requiring cash amounted to $87,850 and $197,956 for 2011 and 2010, respectively. The decrease in our SG&A is primarily attributed to increased efficiency in minimizing the costs in launching our BioWindows™ medical informatics system and preparing to launch our BreastCancerChip™ resulting in lower professional fees and staffing costs incurred in 2011.  We used stock in lieu of cash to conserve our cash resources. Research and development costs decreased by $259,577 from $476,683 in 2010 to $217,106 in 2011. The research & development costs were mainly compensated in stock based compensation as we prepare our product for market.

During the year ended December 31, 2011, we received $209,671 grant income from the U. S. Government for research previously done as compared to $34,809 for 2010.

 As a result of the above-mentioned expenses, net loss decreased by $608,864 from $1,082,047 in 2010 to $473,183 in 2011.

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of $8,927 as compared to working capital deficit of $584,661 as of December 31, 2010. Our cash position was $43,729 as of December 31, 2011 compared to $3,222 as of December 31, 2010.  From inception to December 31, 2011 we have incurred an operating cash flow deficit of $3,073,699, which has been principally financed through the private placement of our common stock, the exercise of stock options, issuance of notes payable and loans from related party.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

For 2010 and 2011 we completed the following financing transactions and during 2011 we raised $153,000 by issuing 168,000 shares of common stock at an average of $0.91 per share.

a)	On March 2, 2010, we entered into an agreement to issue 25,000 shares of common stock to an investor for net proceeds of $25,000.
b)	On April 15, 2010, we entered into an agreement to issue 5,000 shares of common stock to an investor for net proceeds of $5,000.
c)	On April 26, 2010, we entered into agreements to issue an aggregate of 53,100 shares of common stock to investors for net proceeds of $60,000.
d)	On May 8, 2010, we entered into an agreement to issue 4,815 shares of common stock to an investor for net proceeds of $6,500.
e)	On May 18, 2010, we entered into an agreement to issue 5,000 shares of common stock to an investor for net proceeds of $6,750.
f)	On May 24, 2010, we entered into an agreement to issue 2,857 shares of common stock to an investor for net proceeds of $5,000.
g)	On August 28, 2010, we entered into an agreement to issue 6,370 shares of common stock to an investor for net proceeds of $10,000.
h)	On August 29, 2010, we entered into an agreement to issue 6,370 shares of common stock to an investor for net proceeds of $10,000.
i)	On August 19, 2011, we entered into an agreement to issue 20,000 shares of common stock to an investor for net proceeds of $5,000.
j)	On October 9, 2011, we entered into agreements to issue an aggregate of 88,000 shares of common stock to investors for net proceeds of $88,000.
k)	On December 31, 2011, we entered into agreements to issue an aggregate of 60,000 shares of common stock to investors for net proceeds of $60,000.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through February 23, 2012, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on February 23, 2012, we cannot sustain the present burn rate for one year and will need additional equity or debt financing to continue through 2012. We may need additional financing thereafter.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated by the SEC.  The executive who serves as our President and Chief Financial Officer has participated in such evaluation.  Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Annual Report on Form 10-K.  The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2011, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2011, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Management believes that its financial statements for the years ended December 31, 2011 and 2010 fairly presented, in all material respects, its financial condition and results of operations.  During the year ended December 31, 2011, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2011. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon S. M. Chin, MBA	52	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Ronald Mark Gemberling, M.D.	64	Chief Medical Officer
James LeBlanc, MBA	65	Vice President, Operations
Ralph M. Sinibaldi, Ph.D.	64	Vice President, Product Development
Grace Osborne, MBA	44	Vice President, Business Development & Human Resources and Director
Daniel Farnum, M.D.	67	Director

Executive Biographies

Simon Chin, President, Chief Executive Officer, Chief Financial Officer and Director - Mr. Chin, the Founder, has served as our President, Chief Executive Office and Chairman of the Board since February 1999 and as our Chief Financial Officer since March 2007. Prior to our founding, Mr. Chin was the Chief Executive Officer and Founder of DNA Laboratories where he developed key DNA chip technologies, and he also held management positions at leading companies such as Du Pont. He currently serves on the Industrial Advisory Board of the University of Pacific’s Thomas J. Long School of Pharmacy and Health Sciences. Mr. Chin obtained an MBA from Santa Clara University in 1993 and a B.S. in Chemical Engineering from the University of California, Berkeley in 1982.  Mr. Chin’s technological and management expertise qualifies him to serve as a director of our company.

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

James LeBlanc, Vice President, Operations – Mr. LeBlanc has been serving as our Operations Consultant since March 2006 and became our Vice President, Operations on May 8, 2009.  He has more than thirty years of experience in U.S. and international management in quality assurance, manufacturing, materials, supply chain management, global distribution, regulatory compliance, product integrity and process engineering. . Prior to Iris BioTechnologies, Mr. LeBlanc has held various senior management positions in companies such as Packeteer, Inc. and Northrop Grumman Missions Systems. He has served on core management teams that implemented Six Sigma, ISO 9000 and CMMI level 3 initiatives. Mr. LeBlanc has an MBA from Santa Clara University (1977) and a B.S. in Industrial Technology from San Jose State University (1973).

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

Based on a review of the copies of such forms received, we believe that during 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Summary Compensation Table

Name & Principal Position	Year	Option Awards ($)	Total ($)
Simon Chin,	2011	0	0
President, CEO and CFO	2010	0	0

Employment Agreements with Executive Officers

We have not entered into any employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Director Compensation

The following table sets forth with respect to grants of options to purchase our common stock to our non-employee directors in 2011 for services to our Company:

Name	Number of Securities Underlying unexercised Options # Exercisable	Option Exercise Price $	Option Expiration Date
Daniel Farnum, MD	100,000	1.11	1/2/21

The following table sets forth summary information concerning total compensation paid to our non-employee directors in 2011 for services to our company.

Name	Stock Awards (1)	Total
Daniel Farnum, MD	$178,777	$178,777

(1) Amounts represent aggregate grant date fair value for fiscal year 2011 of stock options and stock awards granted in 2011 under ASC Topic 718 as discussed in Note 6 Accounting for Share-Based Payments of the Notes to our Financial Statements included elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of February 23, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin (3)	7,509,043	57.5
Ronald Mark Gemberling (4)	258,778	2.0
James LeBlanc (5)	235,539	1.9
Ralph M. Sinibaldi (6)	129,479	1.0
Grace Osborne (7)	379,248	2.9
Daniel Farnum (8)	993,043	7.8
All Executive Officers and Directors as a Group (6 persons) (9)	9,505,130	73.1
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.
(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.  Applicable percentage ownership as of February 23, 2012 is based upon 12,651,073 shares of common stock outstanding.

(3)	Includes options to purchase 400,000 shares of common stock, which are currently vested.
(4)	Consists of options to purchase 258,778 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 8,919 shares of common stock.
(5)	Includes options to purchase 110,000 shares of common stock, which are currently vested.
(6)	Consists of options to purchase 129,479 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 65,521 shares of common stock.
(7)
Includes 36,665 shares owned by her spouse and options to purchase 156,958 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 72,917 shares of common stock.

(8)
Includes 42,000 shares owned by his spouse, 210,000 shares co-owned with his spouse and includes options to purchase 27,083 shares of common stock, which are currently vested, warrants to purchase 27,806 shares of common stock, but does not include options to purchase an aggregate of 72,917 shares of common stock.

(9)	Includes options to purchase 1,082,298 shares of common stock and warrants to purchase 27,806 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On an ongoing basis Simon Chin, our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, has been providing us with interim financing, which we repay when funds are available. During the year ended December 31, 2011, Mr. Chin advanced an aggregate of $Nil and we had repaid Mr. Chin an aggregate of $53,400 from prior year advances. We do not pay any interest on the money loaned to us by Mr. Chin.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $32,500 and $40,500, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2011 and 2010 were $25,000 and $33,000, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2011 and 2010 were $0 and $0, respectively.

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

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.2	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.3	Registrant’s Amended and Restated By-Laws (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on June 20, 2007).
10.1	1999 Stock Option Plan (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
10.2	2009 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K filed on March 31, 2009).
14	Code of Ethics (incorporated by reference to the exhibits to the Registrant’s Form 10-KSB filed on March 31, 2008)
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

February 28, 2012	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief	February 28, 2012
Simon Chin	Financial Officer and Director (Principal
Executive Officer, Principal Accounting
Officer and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	February 28, 2012
Grace Osborne	Director

/s/ Daniel Farnum	Director	February 28, 2012
Daniel Farnum, M.D.

IRIS BIOTECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Iris BioTechnologies Inc.
Santa Clara, California

We have audited the accompanying balance sheets of Iris BioTechnologies Inc. as of December 31, 2011 and 2010, and the related statements of losses, deficiency in stockholder’s equity and cash flows for each of the years in the two year period ended December 31, 2011 and for the period February 16, 1999 (date of inception) through December 31, 2011. Iris BioTechnologies Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iris BioTechnologies Inc. (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 and for the period February 16, 1999 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
February 27, 2012

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash	$43,729	$3,222
Total current assets	43,729	3,222

Property, plant and equipment, net of accumulated depreciation of $215,844 and $199,861 as of December 31, 2011 and 2010, respectively	22,956	32,158

Total assets	$66,685	$35,380

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$34,802	$102,483
Accrued liabilities	-	432,000
Notes payable, related party	-	53,400
Total current liabilities	34,802	587,883

Long term debt:
Convertible notes payable	-	25,000
Convertible note payable, related party net of debt discount of $13,247 as of December 31, 2010	-	89,332
Total liabilities	34,802	702,215

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par or stated value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, no par or stated value; 20,000,000 shares authorized; 12,605,573 and 11,641,913 shares issued and outstanding as of December 31, 2011 and 2010, respectively	6,477,603	5,527,508
Additional paid in capital	2,288,376	2,101,945
Common stock subscription receivable	(128,375)	(163,750)
Deficit accumulated during development stage	(8,605,721)	(8,132,538)
Total stockholders' equity (deficit)	31,883	(666,835)

Total liabilities and stockholders' equity (deficit)	$66,685	$35,380

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF INCOME (LOSSES)

	Year ended December 31,		For the period from
	2011	2010	February 16, 1999 (date of inception) through December 31, 2011
Operating expenses:
Selling, general and administrative	$416,459	$613,487	$4,692,242
Research and development (Note 1)	217,106	476,683	2,071,327
Impairment of intellectual property	-	-	1,838,250
Depreciation	15,983	16,730	215,844
Total operating expenses	649,547	1,106,900	8,817,662

Loss from operations	(649,547)	(1,106,900)	(8,817,662)

Other income (expense)
Grant income	209,671	34,809	244,480
Loss on settlement of debt	(12,835)	-	(12,835)
Interest income (expense)	(20,471)	(9,956)	(19,703)

Net loss before provision for income taxes	(473,183)	(1,082,047)	(8,605,721)

Income taxes	-	-	-

Net loss	$(473,183)	$(1,082,047)	$(8,605,721)

Loss per common share-basic and fully diluted	$(0.04)	$(0.09)

Weighted average number of common shares outstanding-basic and fully diluted	12,168,765	11,460,488

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Common stock issued in February 1999 in exchange for intellectual property at $0.25 per share	-	$-	7,200,000	$1,800,000	$-	$-	$-	$-	$1,800,000
Common stock issued in March 1999 in exchange for services rendered at $0.25 per share	-	-	120,000	30,000	-	-	-	-	30,000
Sale of common stock in March 1999 at $0.25 per share	-	-	220,000	55,000	-	-	-	-	55,000
Fair value of options issued in March 1999 in exchange for services rendered	-	-	-	-	9,240	-	-	-	9,240
Common stock issued in April 1999 in exchange for services rendered at $0.25 per share	-	-	33,000	8,250	-	-	-	-	8,250
Sale of common stock in April 1999 at $0.25 per share	-	-	107,000	26,750	-	-	-	-	26,750
Exercise of options in April 1999 at $0.25 per share	-	-	50,000	12,500	-	-	-	-	12,500
Sale of common stock in August 1999 at $0.25 per share	-	-	50,000	25,000	-	-	-	-	25,000
Fair value of options issued in September 1999 in exchange for services rendered	-	-	-	-	16,612	-	-	-	16,612
Sale of common stock in November 1999 at $0.25 per share	-	-	50,000	12,500	-	-	-	-	12,500
Exercise of options in November 1999 at $0.50 per share	-	-	50,000	25,000	-	-	-	-	25,000
Net loss	-	-	-	-	-	-	-	(2,087,103)	(2,087,103)
Balance at December 31, 1999	-	$-	7,880,000	$1,995,000	$25,852	$-	$-	$(2,087,103)	$(66,251)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011
								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$-	7,880,000	$1,995,000	$25,852	$-	$-	$(2,087,103)	$(66,251)
Sale of common stock in June 2000 at $0.50 per share	-	-	100,000	50,000	-	-	-	-	50,000
Sale of common stock in July 2000 at $0.50 per share	-	-	250,000	125,000	-	-	-	-	125,000
Sale of common stock in August 2000 at $0.50 per share	-	-	164,000	82,000	-	-	-	-	82,000
Common stock issued in August 2000 at $0.50 per share in exchange for services rendered	-	-	20,000	10,000	-	-	-	-	10,000
Sale of common stock in September 2000 at $0.50 per share	-	-	250,000	125,000	-	-	-	-	125,000
Sale of common stock in November 2000 at $0.50 per share	-	-	100,000	50,000	-	-	-	-	50,000
Net loss	-	-	-	-	-	-	-	(378,039)	(378,039)
Balance at December 31, 2000	-	-	8,764,000	2,437,000	25,852	-	-	(2,465,142)	(2,290)
Fair value of options issued in January 2000 in exchange for services rendered	-	-		-	57,852	-	-	-	57,852
Sale of common stock in January 2001 at $0.50 per share	-	-	244,000	122,000	-	-	-		122,000
Net loss	-	-	-	-	-	-	-	(266,224)	(266,224)
Balance at December 31, 2001	-	-	9,008,000	2,559,000	83,704	-	-	(2,731,366)	(88,662)
Common stock issued in January 2002 at $0.50 per share in exchange for services rendered	-	-	20,000	10,000	-	-	-	-	10,000
Sale of common stock in March 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	-	25,000
Sale of common stock in April 2002 at $0.50 per share	-	-	200,000	100,000	-	-	-	-	100,000
Fair value of options issued in May 2002 in exchange for services rendered	-	-	-	-	17,892	-	-	-	17,892
Sale of common stock in May 2002 at $0.50 per share	-	-	60,000	30,000	-	-	-	-	30,000
Sale of common stock in July 2002 at $0.50 per share	-	-	80,000	40,000	-	-	-	-	40,000
Sale of common stock in August 2002 at $0.50 per share	-	-	55,400	27,700	-	-	-	-	27,700
Sale of common stock in September 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	-	25,000
Sale of common stock in October 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	-	25,000
Sale of common stock in November 2002 at $0.50 per share	-	-	144,000	72,000	-	-	-	-	72,000
Net loss	-	-	-	-	-	-	-	(184,721)	(184,721)
Balance at December 31, 2002	-	$-	9,717,400	$2,913,700	$101,596	$-	$-	$(2,916,087)	$99,209

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$-	9,717,400	$2,913,700	$101,596	$-	$-	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	-	-	35,378	17,689	-	-	-	-	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	-	-	20,000	10,000	-	-	-	-	10,000
Sale of common stock in March 2003 at $0.50 per share	-	-	100,000	50,000	-	-	-	-	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	-	-	6,000	3,000	-	-	-	-	3,000
Sale of common stock in July 2003 at $1.00 per share	-	-	63,080	63,080	-	-	-	-	63,080
Sale of common stock in September 2003 at $1.00 per share	-	-	25,000	25,000	-	-	-	-	25,000
Sale of common stock in December 2003 at $1.00 per share	-	-	32,597	32,597	-	-	-	-	32,597
Net loss	-	-	-	-	-	-	-	(216,804)	(216,804)
Balance at December 31, 2003	-	-	9,999,455	3,115,066	101,596	-	-	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	-	-	2,000	2,000	-	-	-	-	2,000
Sale of common stock in September 2004 at $1.00 per share	-	-	20,000	20,000	-	-	-	-	20,000
Sale of common stock in November 2004 at $1.00 per share	-	-	30,000	30,000	-	-	-	-	30,000
Sale of common stock in December 2004 at $1.00 per share	-	-	73,500	73,500	-	-	-	-	73,500
Net loss	-	-	-	-	-	-	-	(205,640)	(205,640)
Balance at December 31, 2004	-	-	10,124,955	3,240,566	101,596	-	-	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	-	-	28,900	28,900	-	-	-	-	28,900
Net loss	-	-	-	-	-	-	-	(197,277)	(197,277)
Balance at December 31, 2005	-	$-	$10,153,855	$3,269,466	$101,596	$-	$-	$(3,535,808)	$(164,746)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$-	10,153,855	$3,269,466	$101,596	$-	$-	$(3,535,808)	$(164,746)
Sale of common stock in January 2006 at $1.00 per share	-	-	50,000	50,000	-	-	-	-	50,000
Common stock issued in March 2006 at $1.00 per share in exchange for services rendered	-	-	20,000	20,000	-	-	-	-	20,000
Fair value of options issued in March 2006 in exchange for services rendered	-	-	-	-	896,532	-	-	-	896,532
Sale of common stock in May 2006 at $2.00 per share	-	-	50,000	100,000	-	-	-	-	100,000
Fair value of warrants issued in May 2006 in exchange for services rendered	-	-	-	-	32,016	-	-	-	32,016
Sale of common stock in September 2006 at $2.00 per share	-	-	10,000	20,000	-	-	-	-	20,000
Sale of common stock in October 2006 at $2.00 per share	-	-	24,000	48,000	-	-	-	-	48,000
Sale of common stock in December 2006 at $2.00 per share	-	-	14,800	29,600	-	-	-	-	29,600
Net loss	-	-	-	-	-	-	-	(1,139,559)	(1,139,559)
Balance at December 31, 2006	-	-	10,322,655	3,537,066	1,030,144	-	-	(4,675,367)	(108,157)
Fair value of warrants issued in January 2007 in exchange for services rendered	-	-	-	-	25,913	-	-	-	25,913
Sale of common stock in January 2007 at $2.00 per share	-	-	13,000	26,000	-	-	-	-	26,000
Sale of common stock in February 2007 at $2.00 per share	-	-	162,500	325,000	-	-	-	-	325,000
Sale of common stock in March 2007 at $2.00 per share	-	-	122,500	245,000	-	-	-	-	245,000
Sale of common stock in April 2007 at $2.00 per share	-	-	12,500	25,000	-	-	-	-	25,000
Fair of options issued in November 2007 in exchange for service fees	-	-	-	-	166,290	-	(166,290)	-	-
Sale of common stock in December 2007 at $2.25 per share	-	-	22,222	50,000	-	-	-	-	50,000
Amortization of deferred compensation	-	-	-	-	-	-	5,227	-	5,227
Net loss	-	-	-	-	-	-	-	(396,953)	(396,953)
Balance at December 31, 2007	-	$-	10,655,377	$4,208,066	$1,222,347	$-	$(161,063)	$(5,072,320)	$197,030

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

						Common			Deficit accumulated
	Preferred shares		Common shares		Additional	Stock	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription	Receivable	Compensation	Development stage	Total
Balance forward	-	$-	10,655,377	$4,208,066	$1,222,347	$-	$-	$(161,063)	$(5,072,320)	$197,030
Sale of common stock in January 2008 at $2.25 per share	-	-	22,222	50,000	-	-	-	-	-	50,000
Common stock issued in January 2008 at $2.25 per share in exchange for services rendered	-	-	4,000	9,000	-	-	-	-	-	9,000
Sale of common stock in February 2008 at $2.25 per share	-	-	11,111	25,000	-	-	-	-	-	25,000
Common stock issued in February 2008 at $2.25 per share in exchange for services rendered	-	-	4,000	9,000	-	-	-	-	-	9,000
Sale of common stock in March 2008 at $2.25 per share	-	-	68,055	153,125		-	-			153,125
Common stock issued in March 2008 at $2.25 per share in exchange for services rendered	-	-	6,222	14,000	-	-	-	-	-	14,000
Sale of common stock in April 2008 at $2.25 per share	-	-	30,000	67,501	-	-	-	-	-	67,501
Common stock issued in April 2008 at $2.25 per share in exchange for services rendered	-	-	4,000	9,000	-	-	-	-	-	9,000
Sale of common stock in May 2008 at $2.25 per share	-	-	22,222	50,000	-	-	-	-	-	50,000
Common stock issued in May 2008 at $2.25 per share in exchange for services rendered	-	-	4,000	9,000	-	-	-	-	-	9,000
Subtotal	-	$-	10,831,209	$4,603,692	$1,222,347	$-	$-	$(161,063)	$(5,072,320)	$592,656

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$-	10,831,209	$4,603,692	$1,222,347	$-	$(161,063)	$(5,072,320)	$592,656
Fair value of vested options issued in exchange for services rendered	-	-	-	-	55,016	-	-	-	55,016
Sale of common stock in June 2008 at $2.25 per share	-	-	22,222	50,000	-	-	-	-	50,000
Common stock issued in July 2008 at $2.25 per share in exchange for services rendered	-	-	8,000	18,000	-	-	-	-	18,000
Sale of common stock in July 2008 at $2.25 per share	-	-	35,555	80,000	-	-	-	-	80,000
Common stock issued in September 2008 at $2.00 per share in exchange for services rendered	-	-	4,000	8,000	-	-	-	-	8,000
Sale of common stock in September 2008 at $2.25 per share	-	-	4,445	10,000	-	-	-	-	10,000
Common stock issued in October 2008 at $1.35 per share in exchange for services rendered	-	-	4,000	5,400	-	-	-	-	5,400
Common stock issued in November 2008 at $1.95 per share in exchange for services rendered	-	-	8,000	15,600	-	-	-	-	15,600
Sale of common stock in December 2008 at $2.25 per share	-	-	11,110	25,000		-			25,000
Common stock issued in December 2008 at $1.60 per share in exchange for services rendered	-	-	4,000	6,400	-	-	-	-	6,400
Amortization of deferred compensation	-	-	-	-	-	-	41,699	-	41,699
Net Loss	-	-	-	-	-	-	-	(883,530)	(883,530)
Balance, December 31, 2008	-	$-	10,932,541	$4,822,092	$1,277,363	$-	$(119,364)	$(5,955,850)	$24,241

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$-	10,932,541	$4,822,092	$1,277,363	$-	$(119,364)	$(5,955,850)	$24,241
Common stock issued in March 2009 at $1.03 per share in exchange for services rendered	-	-	18,667	19,227	-	-	-	-	19,227
Sale of common stock in March 2009 at $2.25 per share	-	-	10,066	22,650	-	-	-	-	22,650
Fair value of vested options for services rendered	-	-	-	-	739,839	-	-	-	739,839
Cancelled outstanding non vested warrants for services	-	-	-	-	(119,364)	-	119,364	-	-
Fair value of warrants issued for services rendered	-	-	-	-	52,000	-	-	-	52,000
Common stock issued in April 2009 at $1.39 per share in exchange for services rendered	-	-	6,154	8,554	-	-	-	-	8,554
Common stock issued in April 2009 for options exercised	-	-	176,250	108,750	-	(108,750)	-	-	-
Common stock issued in May 2009 at $1.30 per share in exchange for services rendered	-	-	6,154	8,000	-	-	-	-	8,000
Common stock issued in May 2009 for options exercised	-	-	20,000	5,000	-	-	-	-	5,000
Common stock issued in June 2009 at $1.30 per share in exchange for services rendered	-	-	7,273	9,455	-	-	-	-	9,455
Common stock issued in July 2009 at $0.46 per share in exchange for services rendered	-	-	8,421	3,873	-	-	-	-	3,873
Common stock issued in August 2009 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock issued in September 2009 at $0.21 per share in exchange for services rendered	-	-	8,000	1,680	-	-	-	-	1,680
Common stock issued in October 2009 at $0.38 per share in exchange for services rendered	-	-	13,000	4,940	-	-	-	-	4,940
Common stock issued in December 2009 at $0.41 per share in exchange for services rendered	-	-	16,000	6,560	-	-	-	-	6,560
Net Loss	-	-	-	-	-	-	-	(1,094,641)	(1,094,641)
Balance, December 31, 2009	-	$-	11,230,526	$5,028,781	$1,949,838	$(108,750)	$-	$(7,050,491)	$(180,622)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance, January 1, 2010	-	$-	11,230,526	$5,028,781	$1,949,838	$(108,750)	$-	$(7,050,491)	$(180,622)
Common stock issued in January 2010 at $1.00 per share for accrual	-	-	8,000	8,000	-	-	-	-	8,000
Common stock issued in January 2010 at $0.88 per share in exchange for compensation shown as accrual	-	-	25,000	22,000	-	-	-	-	22,000
Common stock issued in February 2010 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock issued in March 2010 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Sale of common stock in March 2010 at $1.00 per share	-	-	25,000	25,000	-	-	-	-	25,000
Common stock issued in April 2010 at $1.13 per share in exchange for services rendered	-	-	8,000	9,040	-	-	-	-	9,040
Sale of common stock in April 2010 at $1.00 per share	-	-	5,000	5,000	-	-	-	-	5,000
Sale of common stock in April 2010 at $1.16 per share	-	-	53,100	60,002	-	-	-	-	60,002
Common stock issued in April 2010 at $0.85 per share in exchange for services rendered	-	-	25,000	21,250	-	-	-	-	21,250
Sale of common stock in May 2010 at $1.35 per share	-	-	9,815	13,250	-	-	-	-	13,250
Sale of common stock in May 2010 at $1.75 per share	-	-	2,857	5,000	-	-	-	-	5,000
Common stock issued in May 2010 at $2.19 per share in exchange for services rendered	-	-	8,000	17,520	-	-	-	-	17,520
Common stock issued in May 2010 at $1.89 per share in exchange for services rendered	-	-	8,000	15,120	-	-	-	-	15,120
Common stock issued in June 2010 at $1.84 per share in exchange for services rendered	-	-	25,000	46,000	-	-	-	-	46,000
Common stock issued in July 2010 at $1.81 per share in exchange for services rendered	-	-	40,000	72,400	-	-	-	-	72,400
Subtotal	-	$-	11,489,298	$5,364,363	$1,949,838	$(108,750)	$-	$(7,050,491)	$154,960

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total

Balance forward	-	-	11,489,298	$5,364,363	$1,949,838	$(108,750)	$-	$(7,050,491)	$154,960
Common stock issued in July 2010 at $1.80 per share in exchange for services rendered	-	-	8,000	14,400	-	-	-	-	14,400
Common stock issued in July 2010 for options exercised	-	-	86,875	61,875	-	(61,875)	-	-	-
Common stock issued in August 2010 at $1.79 per share in exchange for services rendered	-	-	8,000	14,320	-	-	-	-	14,320
Sale of common stock in August 2010 at $1.57 per share	-	-	12,740	20,000	-	-	-	-	20,000
Common stock issued in September 2010 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock issued in October 2010 at $1.50 per share in exchange for services rendered		-	8,000	12,000	-	-	-	-	12,000
Common stock issued in November 2010 at $1.55 per share in exchange for services rendered	-	-	21,000	32,550	-	-	-	-	32,550
Common stock subscription due offset by note payable	-	-	-	-	-	6,875	-	-	6,875
Beneficial conversion feature attributable to convertible debt	-	-	-	-	15,176	-	-	-	15,176
Fair value of vested options issued for services	-	-	-	-	136,931	-	-	-	136,931
Net loss	-	-	-	-	-	-	-	(1,082,047)	(1,082,047)
Balance, December 31, 2010	-	$-	11,641,913	$5,527,508	$2,101,945	$(163,750)	$-	$(8,132,538)	$(666,835)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance, January 1, 2011	-	$-	11,641,913	$5,527,508	$2,101,945	$(163,750)	$-	$(8,132,538)	$(666,835)
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.00 per share	-	-	66,000	66,000	-	-	-	-	66,000
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.11 per share	-	-	353,838	392,760	-	-	-	-	392,760
Common stock issued in March 2011 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock subscription offset by note payable	-	-	-	-	-	34,375	-	-	34,375
Common stock issued in April 2011 at $0.95 per share in exchange for services rendered	-	-	8,000	7,600	-	-	-	-	7,600
Common stock issued in April 2011 at $1.06 per shares as board compensation	-	-	37,750	40,015	-	-	-	-	40,015
Common stock issued in May 2011 at $0.80 per share in exchange for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in June 2011 at $0.80 per share in exchange for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in August 2011 at $0.57 per share in exchange for services rendered	-	-	8,000	4,560	-	-	-	-	4,560
Common stock issued in August 2011 at $0.85 per share as board compensation	-	-	37,250	31,663	-	-	-	-	31,663
Subtotal	-	$-	12,176,751	$6,090,906	$2,101,945	$(129,375)	$-	$(8,132,538)	$(69,062)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM FEBRUARY 16, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$-	12,176,751	$6,090,906	$2,101,945	$(129,375)	$-	$(8,132,538)	$(69,062)
Sale of common stock in August 2011 at $0.25 per share	-	-	20,000	5,000	-	-	-	-	5,000
Common stock issued in September 2011 at $0.27 per share in exchange for services rendered	-	-	8,000	2,160	-	-	-	-	2,160
Common stock issued in September 2011 at $0.50 per share in exchange for services rendered	-	-	8,000	4,000	-	-	-	-	4,000
Common stock issued in October 2011 at $0.72 per share in exchange for services rendered	-	-	8,000	5,760	-	-	-	-	5,760
Common stock issued in October 2011 at $0.44 per share in exchange for services rendered	-	-	37,500	16,500	-	-	-	-	16,500
Sale of common stock in October 2011 at $1.00 per share	-	-	88,000	88,000	-	-	-	-	88,000
Common stock issued in November 2011 at $0.57 per share in exchange for services rendered	-	-	8,000	4,560	-	-	-	-	4,560
Sale of common stock in December 2011 at $1.00 per share	-	-	60,000	60,000	-	-	-	-	60,000
Common stock issued in December 2011 at $0.57 per share in exchange for services rendered	-	-	8,000	4,560	-	-	-	-	4,560
Common stock issued in settlement of outstanding convertible notes and related accrued interest	-	-	183,322	196,157	-	-	-	-	196,157
Proceeds received from common stock subscription	-	-	-	-	-	1,000	-	-	1,000
Fair value of vested options issued for services	-	-	-	-	186,431	-	-	-	186,431
Net loss	-	-	-	-	-	-	-	(473,183)	(473,183)
Balance, December 31, 2011	-	$-	12,605,573	$6,477,603	$2,288,376	$(128,375)	$-	$(8,605,721)	$31,883

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period from
	2011	2010	February 16, 1999 (date of inception) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(473,183)	$(1,082,047)	$(8,605,721)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	15,982	16,730	215,516
Amortization of deferred compensation	-	-	46,926
Amortization of beneficial conversion feature relating to convertible debt	13,247	1,929	15,176
Loss on settlement of debt	12,835	-	12,835
Common stock issued in exchange for services rendered	142,178	278,600	685,717
Impairment of intellectual property	-	-	1,800,000
Options and warrants issued in exchange for services rendered	186,431	136,931	2,226,274
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(24,803)	486,031	529,578
Net cash provided by (used in ) operating activities:	(127,313)	(161,826)	(3,073,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(6,780)	-	(228,371)
Net cash (used in) investing activities:	(6,780)	-	(228,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	65,000	81,454	146,454
Proceeds from sale of common stock	154,000	128,252	3,094,845
Exercise of common stock options	-	-	42,500
Net (payments) proceeds, related party	(44,400)	(45,100)	62,000
Net cash provided by financing activities	174,600	164,606	3,345,799

Increase in cash and cash equivalents	40,507	2,780	43,729
Cash and cash equivalents beginning of period	3,222	442	-
Cash and cash equivalents end of period	$43,729	$3,222	$43,729

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$277
Cash paid during the period for taxes	$-	$-	$-
Supplemental disclosures of Non Cash Investing and Financing Activities:
Common stock issued in settlement of notes payable and accrued interest	$196,157	$-	$196,157
Common stock issued in settlement of accounts payable and accrued expenses	$458,760	$-	$458,760
Convertible debt adjusted with subscription receivable	$34,375	$6,875	$41,250
Beneficial conversion feature of convertible notes payable	$-	$15,176	$15,176
Common stock issued in exchange for intellectual property	$-	$-	$1,800,000

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. For the year ended December 31, 2011 and 2010 common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 13,652,640 and 12,902,541 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of December 31, 2011 and 2010, the Company has provided a 100% valuation against the deferred tax benefits.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable at December 31, 2011 and December 31, 2010.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $217,106 and $476,683 for the year ended December 31, 2011 and 2010, respectively and $2,071,327 from the period from February 16, 1999 (date of inception) to December 31, 2011.

During the years ended December 31, 2011 and 2010, the Company received $209,671 and $34,809, respectively, grant income under a federal program entitled the Qualifying Therapeutic Discovery Project. The grant was only available to taxpayers with no more than 250 employees and covers up to 50 percent of qualified investment made in 2009 and 2010 within the overall cap.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a loss of $473,183 and $1,082,047 during the years ended December 31, 2011 and 2010, respectively. For the period from February 16, 1999 (date of inception) through December 31, 2011, the Company has accumulated losses of $8,605,721. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3). As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2012.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of December 31, 2011.

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
DECEMBER 31, 2011 AND 2010

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

For the year ended December 31, 2011 and 2010, the Company granted 285,000 and nil employee stock options, respectively. The fair value of issued vesting options is $186,431 and $136,931 for the year ended December 31, 2011 and 2010, respectively.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010
Computer equipment	$67,983	$61,201
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	238,800	232,018
Less: accumulated depreciation	(215,844)	(199,860)
	$22,956	$32,158

During the years ended December 31, 2011 and 2010, depreciation expense charged to operations was $15,983 and $16,730, respectively.

 NOTE 3 — RELATED PARTY CONVERTIBLE NOTES PAYABLE

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share. On November 3, 2010 and January 2, 2011, $6,875 and $31,125 of the outstanding note was offset by a common stock subscription receivable due to the Company. During the year ended December 31, 2011 and 2010, the Company has charged $0 and $2,815, respectively to interest expense.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

One of our board members owns 40% of an entity that entered into a 5-year, 7.5% interest, convertible note agreement with the Company for the amount of $71,454 in May 2010. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.13 per share. On January 2, 2011, $3,250 of the outstanding note payable was offset by a common stock subscription receivable due the Company. During the year ended December 31, 2011 and 2010, the Company has charged $18,362 and $5,336, respectively to interest expense inclusive of debt discount amortization.

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

In December 2011, the Company issued an aggregate of 78,846 shares of common stock in settlement of the outstanding note payable and related accrued interest.  In connection with the settlement, the Company recognized $4,626 loss on settlement of debt in current period operations.

During the years ended December 31, 2011 and 2010, the Company recorded an amortization and write-off of the discount of $13,247 and $1,929, respectively as a charge against current period interest expense.

In addition, on August 24, 2011, our board member described above entered into a 5-year, 7.5% interest, convertible note agreement with the Company for the amount of $9,000. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.00 per share.  Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. During the year ended December 31, 2011, the Company has charged $256 to interest expenses.

In December 2011, the Company issued 9,256 shares of common stock in settlement of the outstanding note payable and related accrued interest.

Convertible related party notes at December 31, 2011 and 2010 are as follows:

	2011	2010
Convertible notes payable, related party	$—	$31,125
Convertible note payable, related party net of unamortized debt discount $13,247	—	58,207
Total	—	89,332
Less: current portion	—	—
Long term portion	$—	$89,332

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. The net amount outstanding at December 31, 2011 and 2010 was $Nil and $53,400, respectively.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 4 - LONG TERM CONVERTIBLE NOTES PAYABLE

Long-term debt at December 31, 2011 and 2010 are as follows:

	2011	2010
Note payables	$—	$25,000
Total	—	25,000
Less: current portion	—	—
Long term portion	$—	$25,000

On October 9, 2009, the Company issued a $5,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $2.25 per share. In December 2011, the Company issued 5,859 shares of common stock in settlement of the outstanding note and related accrued interest.  In connection with the settlement, the Company recognized $1,660 loss on settlement of debt in current period operations.

On December 23, 2009, the Company issued a $10,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $2.25 per share. In December 2011, the Company issued 11,578 shares of common stock in settlement of the outstanding note and related accrued interest.  In connection with the settlement, the Company recognized $3,280 loss on settlement of debt in current period operations.

On January 10, 2010, the Company issued a $10,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $2.25 per share. In December 2011, the Company issued 11,537 shares of common stock in settlement of the outstanding note and related accrued interest.  In connection with the settlement, the Company recognized $3,269 loss on settlement of debt in current period operations.

On September 2, 2011, the Company issued a $25,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. In December 2011, the Company issued 25,539 shares of common stock in settlement of the outstanding note and related accrued interest.

On September 15, 2011, the Company issued a $40,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. In December 2011, the Company issued 40,707 shares of common stock in settlement of the outstanding note and related accrued interest.

NOTE 5 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through December 31, 2011, the Company has not issued any preferred shares.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of December 31, 2011 the Company has 12,605,573 shares of common stock issued and outstanding.

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

During the year ended December 31, 2011, the Company issued an aggregate of 612,338 shares of common stock for services in the amount of $600,938 out of which 419,838 shares of common stock were issued for a value of $458,760 related to prior accruals no gain or loss was recognized.

During the year ended December 31, 2011, the Company issued an aggregate of 183,322 shares of common stock in settlement of notes payable and related accrued interest amounting to $196,157 and realized a loss of $12,835 on settlement of convertible notes payable and accrued interest

During the year ended December 31, 2011, the Company sold 168,000 shares of common stock valued at $153,000.

All common stock issued for services was valued based upon the quoted market price at the time of the issuances.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 - WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	2.47	$0.13	40,000	$0.13
$2.00	13,900	0.07	2.00	13,900	2.00
$2.25	23,629	1.14	2.25	23,629	2.25
	77,529			77,529

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	95,029	$1.29
Issued	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	95,029	$1.29
Issued	—	—
Exercised	—	—
Expired	(17,500)	(2.00)
Outstanding at December 31, 2011	77,529	$1.11

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	7.47	$0.13	10,400	$0.13
0.15	400,000	2.47	0.15	400,000	0.15
0.80	85,000	9.21	0.80	15,938	0.80
1.00	761,875	4.13	1.00	761,875	1.00
1.11	200,000	9.01	1.11	45,833	1.11
2.25	167,696	6.40	2.25	150,228	2.25
	1,694,571		0.88	1,453,874	0.85

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	1,689,446	$0.85
Granted	—	—
Exercised	(86,875)	(0.71)
Canceled or expired	(121,000)	(0.92)
Outstanding at December 31, 2010	1,481,571	$0.86
Granted	285,000	1.02
Exercised	—	—
Expired	(72,000)	(0.86)
Outstanding at December 31, 2011:	1,694,571	$0.88

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
__________________________
(a) The expected option life is based on contractual expiration dates

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
___________________________
(a) The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted employee options of $157,036 and $94,314 was charged during the year ended December 31, 2011 and 2010, respectively.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	40,000	0.36	$0.50	40,000	$0.50
1.00	110,000	4.20	1.00	110,000	1.00
1.40	105,000	7.24	1.40	90,417	1.40
	255,000		1.09	240,417	1.07

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009:	375,000	$0.90
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2010	375,000	$0.90
Granted	—	—
Exercised	—	—
Expired	(120,000)	(0.50)
Outstanding at December 31, 2011:	255,000	$1.09

The fair value of the vested portion of previously granted non-employee options of $29,394 and $42,617 was charged during the year December 31, 2011 and 2010, respectively.

 NOTE 7 - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2011	2010
Net loss available to Common stockholders	$(473,183)	$(1,082,047)
Basic and diluted loss per share	$(0.04)	$(0.09)
Weighted average common shares outstanding	12,168,765	11,460,488

In April 2003, a two (2) for one (1) stock split of the Company’s common stock was affected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,825,000, expiring in the year 2021, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.   No other income taxes were recorded on the earnings in 2011 or 2010 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Deferred net tax assets consist of the following at December 31, 2011 and 2010:

	2011		2010
Deferred tax asset		$1,663,875		$1,609,500
Less valuation allowance		(1,663,875)		(1,609,500)
Net deferred tax asset	$		$

The provision for income taxes consists of the following:

	2011		2010
Current tax (benefit)		$(54,375)		$(288,864)
Increase to deferred tax valuation allowance for net operating loss carry forward		54,375		288,964
Net provision	$		$

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2011	2010
Federal statutory rate	38.0%	38.0%
State income taxes net of Federal benefit	5.5%	5.5%
	43.5%	43.5%

Net operating loss carry forwards expiring in 2030 are summarized below:

Estimated net operating loss carry forwards 2008 and prior	$2,801,500
Estimated operating loss carry forwards 2009	232,500
Estimated operating loss carry forwards 2010	666,000
Estimated operating loss carry forwards 2011	125,000
Total	$3,825,000

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2011 and 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company currently has two facilities in California. Company’s headquarters is in Santa Clara, laboratory is in San Leandro, and informatics office is in Eureka.

The Company’s main office is located at 5201 Great America Parkway, Suite 320, Santa Clara, California. The lease had a term of 12 months, which began on August 1, 2011 and expires on July 31, 2012.  The Company currently pays rent and related costs of $300.00 per month.

Additionally, the Company leases laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2012 and expires on December 31, 2012. The Company currently pays rent and related costs of $1,306 per month.

Employment and Consulting Agreements

The company has consulting agreements to be paid according to the tasks performed for a specific amount. In first quarter of 2011, the Company paid $375,000 in stock and $7,000 in cash for services performed in 2010, and $30,000 in cash for services rendered in 2011.

NOTE 10 - SUBSEQUENT EVENTS

In January 2012, the Company issued 37,500 shares of common stock as board fees and 8,000 shares as legal fees for services rendered.