Form 10-Q
period 2012-03-31
IRIS BIOTECHNOLOGIES INC
filed 2012-05-14
CIK 1396238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 13, 2012 the issuer had 12,712,573 outstanding shares of Common Stock.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4

Unaudited Condensed Statements of Income (Losses) for the three months ended March 31, 2012 and 2011 and for the period February 16, 1999 (date of inception) to March 31, 2012	5

Unaudited Condensed Statement of Stockholders’ Deficit for the three months ended March 31, 2012	6

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period February 16, 1999 (date of inception) to March 31, 2012	7

Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$2,196	$43,729
Total current assets	2,196	43,729

Property, plant and equipment, net of accumulated depreciation of $219,876 and $215,844 as of March 31, 2012 and December 31, 2011, respectively	18,924	22,956

Total assets	$21,120	$66,685

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$70,881	$34,802
Total current liabilities	70,881	34,802

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par or stated value ; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, no par or stated value ; 20,000,000 shares authorized; 12,667,073 and 12,605,573 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	6,519,303	6,477,603
Additional paid in capital	2,336,487	2,288,376
Common stock subscription receivable	(128,375)	(128,375)
Deficit accumulated during development stage	(8,777,176)	(8,605,721)
Total stockholders' equity (deficit)	(49,761)	31,883

Total liabilities and stockholders' equity (deficit)	$21,120	$66,685

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF INCOME (LOSSES)
(unaudited)

	Three months ended March 31,		For the period from February 16, 1999 (date of inception) through March
	2012	2011	31, 2012
Operating expenses:
Selling, general and administrative	$150,316	$127,596	$4,842,558
Research and development (Note 1)	17,107	46,049	2,088,434
Impairment of intellectual property	-	-	1,838,250
Depreciation	4,032	3,394	219,876
Total operating expenses	171,455	177,039	8,989,118

Loss from operations	(171,455)	(177,039)	(8,989,118)

Other income (expense)
Grant income	-	209,671	244,480
Loss on settlement of debt	-	-	(12,835)
Interest expense	-	(3,040)	(19,703)

Net (loss) income before provision for income taxes	(171,455)	29,592	(8,777,176)

Income taxes	-	-	-

Net (loss) income	$(171,455)	$29,592	$(8,777,176)

(Loss) income per common share-basic	$(0.01)	$0.00

(Loss) income per common share-fully diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding-basic	12,654,013	12,045,843

Weighted average number of common shares outstanding-fully diluted	12,654,013	13,601,187

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM JANUARY 1, 2012 THROUGH MARCH 31, 2012
(unaudited)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Development stage	Total
Balance, December 31, 2011	-	-	12,605,573	$6,477,603	$2,288,376	$(128,375)	$(8,605,721)	$31,883
Common stock issued in January 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	6,400
Common stock issued in January 2012 at $0.60 per share for accruals	-	-	37,500	22,500	-	-	-	22,500
Common stock issued in February 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	6,400
Common stock issued in March 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	6,400
Fair value of vesting options for services	-	-	-	-	48,111	-	-	48,111
Net loss	-	-	-	-	-	-	(171,455)	(171,455)
Balance, March 31, 2012	-	$-	12,667,073	$6,519,303	$2,336,487	$(128,375)	$(8,777,176)	$(49,761)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		For the period from February 16, 1999 (date of inception) through
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(171,455)	$29,592	$(8,777,176)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	4,032	3,394	219,548
Amortization of deferred compensation	-	-	46,926
Amortization of beneficial conversion feature relating to convertible debt	-	1,317	15,176
Loss on settlement of debt	-	-	12,835
Common stock issued in exchange for services rendered	19,200	8,000	704,917
Impairment of intellectual property	-	-	1,800,000
Options and warrants issued in exchange for services rendered	48,111	41,979	2,274,385
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	58,579	33,092	588,157
Net cash (used in) provided by operating activities:	(41,533)	117,374	(3,115,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	-	-	(228,371)
Net cash (used in) investing activities:	-	-	(228,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	-	-	146,454
Proceeds from sale of common stock	-	-	3,094,845
Exercise of common stock options	-	-	42,500
Net (payments) proceeds, related party	-	(53,400)	62,000
Net cash (used in) provided by financing activities	-	(53,400)	3,345,799

(Decrease) increase in cash and cash equivalents	(41,533)	63,974	2,196
Cash and cash equivalents beginning of period	43,729	3,222	-
Cash and cash equivalents end of period	$2,196	$67,196	$2,196

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-	$277
Cash paid during the period for income taxes	$-	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$-	$-	$196,157
Common stock issued in settlement of accounts payable and accrued expenses	$22,500	$-	$481,260
Convertible debt adjusted with subscription receivable	$-	$34,375	$41,250
Beneficial conversion feature of convertible notes payable	$-	$-	$15,176
Common stock issued in exchange for intellectual property	$-	$-	$1,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited condensed financial statements should be read in conjunction with the December 31, 2011 financial statements and footnotes thereto included in the Company’s Form 10-K filed on February 28, 2012.

Business and Basis of Presentation

Iris Biotechnologies Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2012, the Company has accumulated losses of $8,777,176.

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
MARCH 31, 2012
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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of March 31, 2012, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. For the three months ended March 31, 2012 and 2011 common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable at March 31, 2012 and December 31, 2011.

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $17,107 and $46,049 for the three months ended March 31, 2012 and 2011, respectively; and $2,088,434 from the period from February 16, 1999 (date of inception) to March 31, 2012.

During the three months ended March 31, 2011, the Company received $209,671 grant income under the federal program entitled the Qualifying Therapeutic Discovery Project. The grant was only available to taxpayers with no more than 250 employees and covers up to 50 percent of qualified investment made in 2009 and 2010 within the overall cap.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a loss of $171,455 during the three months ended March 31, 2012. For the period from February 16, 1999 (date of inception) through March 31, 2012, the Company has accumulated losses of $8,777,176. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder. As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2012.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of March 31, 2012.

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
MARCH 31, 2012
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

For the three months ended March 31, 2012 and 2011, the Company granted Nil and 285,000 employee stock options, respectively. The fair value of issued vesting options is $48,111 and $41,979 for the three months ended March 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012 (unaudited)	December 31, 2011
Computer equipment	$67,983	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	238,800	238,800
Less: accumulated depreciation	(219,876)	(215,844)
	$18,924	$22,956

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

During the three months ended March 31, 2012 and 2011, depreciation expense charged to operations was $4,032 and $3,394, respectively.

NOTE 3 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through March 31, 2012, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of March 31, 2012 and December 31, 2011 the Company has 12,667,073 and 12,605,573 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2012, the Company issued an aggregate of 61,500 shares of common stock for services and accruals in the amount of $41,700.

NOTE 4 – WARRNATS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	2.22	$0.13	40,000	$0.13
2.25	23,629	0.81	2.25	23,629	2.25
	63,629			63,629

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	95,029	$1.29
Issued	—	—
Exercised	—	—
Expired	(17,500)	(2.00)
Outstanding at December 31, 2011	77,529	$1.11
Issued	—	—
Exercised	—	—
Expired	(13,900)	(2.00)
Outstanding at March 31, 2012	63,629	$0.92

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited

Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	7.22	$0.13	80,000	$0.13
0.15	400,000	2.22	0.15	400,000	0.15
0.80	85,000	8.96	0.80	21,250	0.80
1.00	761,875	3.88	1.00	761,875	1.00
1.11	200,000	8.76	1.11	58,333	1.11
2.25	167,696	6.15	2.25	160,709	2.25
	1,694,571		$0.88	1,482,167	$0.86

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	1,481,571	$0.86
Granted	285,000	1.02
Exercised	—	—
Canceled or expired	(72,000)	(0.86)
Outstanding at December 31, 2011	1,694,571	$0.88
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2012:	1,694,571	$0.88

The fair value of the vested portion previously granted employee options of $41,439 and $32,719 was charged during the three months ended March 31, 2012 and 2011, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at March 31, 2012:

IRIS BIOTECHNOLOGIES INC.
(A development stage company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	40,000	0.11	$0.50	40,000	$0.50
1.00	110,000	3.95	1.00	110,000	1.00
1.40	105,000	6.99	1.40	99,167	1.40
	255,000		$1.09	249,167	$1.08

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	375,000	$0.90
Granted	—	—
Exercised	—	—
Expired	(120,000)	(0.50)
Outstanding at December 31, 2011	255,000	$1.09
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2012:	255,000	$1.09

The fair value of the vested portion of previously granted non-employee options of $6,672 and $9,259 was charged during the three months ended March 31, 2012 and 2011, respectively

NOTE 5 - SUBSEQUENT EVENTS

In the month of April 2012, the Company issued an aggregate of 37,500 shares of its common stock for services rendered in for the previous three months and 8,000 shares for April 2012 services.

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

Overview

Since inception on February 16, 1999 through March 31, 2012, we have sustained cumulative net losses of $8,777,176. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through March 31, 2012, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

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

We have been in discussions with various entities in regard to launching our products in the US and abroad. We have also had discussions with equipment financing sources with respect to building or buying additional equipment, which would allow us to expand our manufacturing capacity. Under the US Qualifying Therapeutic Discovery Project (QTDP) Program, the maximum amount of a grant application was $5 million, but the maximum amount that the government actually gave for any grant was $245,000. In 2011, we were awarded the bulk of $245,000 in recognition of our patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

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

 Number of Employees

From our inception through the period ended March 31, 2012, we have relied on the services of full time and part-time employees as well as outside consultants. As of March 31, 2012, we have 5 full time and 8 part-time employees and consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

We have generated no operating revenues from operations since our inception.

Costs and Expenses

Since our inception through March 31, 2012, we have incurred cumulative losses of $8,777,176. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $22,720 from $127,596 for the three months ended March 31, 2011 to $150,316 for the three months ended March 31, 2012. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $97,311 for the three months ended March 31, 2012 and $49,979 for the three months ended March 31, 2011, a period to period increase of $47,332. The remaining SG&A expenses, which required cash amounted to $53,015 and $77,617 for the three months ended March 31, 2012 and 2011, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $46,049 for the three months ended March 31, 2011 to $17,107 for the three months ended March 31, 2012.

During the three months ended March 31, 2011, we received $209,671 grant income from the U. S. Government for research previously done as compared to Nil for 2012.

As a result of the above-mentioned expenses, net losses increased from a profit of $29,592 for the three months ended March 31, 2011 to a net loss of $171,455 for the three months ended March 31, 2012.

 Liquidity and Capital Resources

As of March 31, 2012, we had a working capital deficit of $68,685 as compared to working capital of $8,927 as of December 31, 2011. Our cash position was $2,196 as of March 31, 2012 compared to $43,729 as of December 31, 2011. From our inception to March 31, 2012 we have incurred an operating cash flow deficit of $3,115,232, which has been principally financed through the private placement of our common stock, advances from related parties, issuance of notes payable and financial support of the Company's Chief Executive Officer (CEO). As of March 31, 2012, we did not have any long-term debt.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through April 2012, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

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

ITEM 3. QUANTITIATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2012, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2012, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over financial Reporting

Management believes that its unaudited condensed financial statements for the three months ended March 31, 2012 and 2011 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended March 31, 2012, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, we issued 61,500 shares of common stock to consultants for services rendered and accruals in the amount of $41,700. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

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

IRIS BIOTECHNOLOGIES INC.

May 14, 2012	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)