Form 10-Q
period 2012-06-30
IRIS BIOTECHNOLOGIES INC
filed 2012-08-14
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 14, 2012 the issuer had 12,824,073 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4
Unaudited Condensed Statements of Income (Losses) for the three and six months ended June 30, 2012 and 2011 and for the period February 16, 1999 (date of inception) to June 30, 2012	5
Unaudited Condensed Statement of Stockholders’ Deficit for the six months ended June 30, 2012	6
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period February 16, 1999 (date of inception) to June 30, 2012	7
Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$ 53,083	$ 43,729
Total current assets	53,083	43,729

Property, plant and equipment, net of accumulated depreciation of $224,151 and $215,844 as of June 30, 2012 and December 31, 2011, respectively	14,649	22,956

Total assets	$ 67,732	$ 66,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 67,744	$ 34,802
Total current liabilities	67,744	34,802

Long term debt:
Convertible notes payable	35,000	-
Total liabilities	102,744	34,802

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, no par; 20,000,000 shares authorized; 12,768,573 and 12,605,573 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	6,599,943	6,477,603
Additional paid in capital	2,370,066	2,288,376
Common stock subscription receivable	(128,375)	(128,375)
Deficit accumulated during development stage	(8,876,646)	(8,605,721)
Total stockholders' equity (deficit)	(35,012)	31,883

Total liabilities and stockholders' equity (deficit)	$ 67,732	$ 66,685

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF INCOME (LOSSES)
(unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from
	2012	2011	2012	2011	February 16, 1999 (date of inception) through June 30, 2012
Operating expenses:
Selling, general and administrative	$ 81,225	$ 101,741	$ 231,541	$ 229,337	$ 4,923,783
Research and development (Note 1)	13,908	32,950	31,015	78,999	2,102,342
Impairment of intellectual property	-	-	-	-	1,838,250
Depreciation	4,275	4,423	8,307	7,817	224,151
Total operating expenses	99,408	139,114	270,863	316,153	9,088,526

Loss from operations	(99,408)	(139,114)	(270,863)	(316,153)	(9,088,526)

Other income (expense)
Grant income	-	-	-	209,671	244,480
Loss on settlement of debt	-	-	-	-	(12,835)
Interest income (expense)	(62)	(2,465)	(62)	(5,505)	(19,765)

Net loss before provision for income taxes	(99,470)	(141,579)	(270,925)	(111,987)	(8,876,646)

Income taxes	-	-	-	-	-

Net loss	$ (99,470)	$ (141,579)	$ (270,925)	$ (111,987)	$ (8,876,646)

Loss per common share-basic	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding-basic and diluted	12,719,183	12,106,713	12,686,598	12,076,446

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Development stage	Total
Balance, December 31, 2011	-	-	12,605,573	$ 6,477,603	$ 2,288,376	$ (128,375)	$ (8,605,721)	$ 31,883
Common stock issued in January 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	6,400
Common stock issued in January 2012 at $0.60 per share for services rendered	-	-	37,500	22,500	-	-	-	22,500
Common stock issued in February 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	6,400
Common stock issued in March 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	6,400
Common stock issued in April 2012 at $0.57 per share for services rendered	-	-	8,000	4,560	-	-	-	4,560
Common stock issued in April 2012 at $0.80 per share for services rendered	-	-	37,500	30,000	-	-	-	30,000
Common stock issued in May 2012 at $0.35 per share for services rendered	-	-	8,000	2,800	-	-	-	2,800
Common stock issued in June 2012 at $0.41 per share for services rendered	-	-	8,000	3,280	-	-	-	3,280
Sale of common stock in June 2012 at $1.00 per share	-	-	40,000	40,000	-	-	-	40,000
Fair value of vesting options for services	-	-	-	-	81,690	-	-	81,690
Net loss	-	-	-	-	-	-	(270,925)	(270,925)
Balance, June 30, 2012	-	$ -	12,768,573	$ 6,599,943	$ 2,370,066	$ (128,375)	$ (8,876,646)	$ (35,012)

The accompanying notes are an integral part of these unaudited condensed financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,		For the period from
	2012	2011	February 16, 1999 (date of inception) through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (270,925)	$ (111,987)	$ (8,876,646)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	8,307	7,817	223,823
Amortization of deferred compensation	-	-	46,926
Amortization of beneficial conversion feature relating to convertible debt	-	2,038	15,176
Loss on settlement of debt	-	-	12,835
Common stock issued in exchange for services rendered	59,840	68,415	745,557
Impairment of intellectual property	-	-	1,800,000
Options and warrants issued in exchange for services rendered	81,690	89,916	2,307,964
Changes in operating liabilities:
Accounts payable and accrued liabilities	55,442	(5,873)	585,020
Net cash (used in) provided by operating activities:	(65,646)	50,326	(3,139,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	-	-	(228,371)
Net cash (used in) investing activities:	-	-	(228,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	35,000	-	181,454
Proceeds from sale of common stock	40,000	-	3,134,845
Exercise of common stock options	-	-	42,500
Net (payments) proceeds, related party	-	(53,400)	62,000
Net cash (used in) provided by financing activities	75,000	(53,400)	3,420,799

Increase (decrease) in cash and cash equivalents	9,354	(3,074)	53,083
Cash and cash equivalents beginning of period	43,729	3,222	-
Cash and cash equivalents end of period	$ 53,083	$ 148	$ 53,083

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ -	$ -	$ 277
Cash paid during the period for income taxes	$ -	$ -	$ -

Non cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$ -	$ -	$ 196,157
Common stock issued in settlement of accounts payable and accrued expenses	$ 22,500	$ -	$ 481,260
Convertible debt adjusted with subscription receivable	$ -	$ 34,375	$ 41,250
Beneficial conversion feature of convertible notes payable	$ -	$ -	$ 15,176
Common stock issued in exchange for intellectual property	$ -	$ -	$ 1,800,000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited condensed financial statements should be read in conjunction with the December 31, 2011 financial statements and footnotes thereto included in the Company’s Form 10-K filed on February 28, 2012.

Business and Basis of Presentation

Iris Biotechnologies, Inc. (the “Company”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2012, the Company has accumulated losses of $8,876,646.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences.  As of June 30, 2012, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For all periods presented, common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable at June 30, 2012 and December 31, 2011.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $13,908 and $31,015 for the three and six months ended June 30, 2012, respectively; $32,950 and $78,999 for the three and six months ended June 30, 2011, respectively; and $2,102,342 from the period from February 16, 1999 (date of inception) to June 30, 2012.

During the six months ended June 30, 2011, the Company received $209,671 grant income under the federal program entitled the Qualifying Therapeutic Discovery Project. The grant was only available to taxpayers with no more than 250 employees and covers up to 50 percent of qualified investment made in 2009 and 2010 within the overall cap.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a loss of $270,925 during the six months ended June 30, 2012. For the period from February 16, 1999 (date of inception) through June 30, 2012, the Company has accumulated losses of $8,876,646. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder. As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2012.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the unaudited condensed financial statement as of June 30, 2012.

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

For the six months ended June 30, 2012 and 2011, the Company granted Nil and 285,000 employee stock options, respectively. The fair values of issued vesting options were $33,579 and $81,690 for the three and six months ended June 30, 2012, respectively; and $47,937 and $89,916 for the three and six months ended June 30, 2011, respectively.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012 (unaudited)	December 31, 2011
Computer equipment	$67,983	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	238,800	238,800
Less: accumulated depreciation	(224,151)	(215,844)
	$14,649	$22,956

Depreciation expense charged to operations was $4,275 and $8,307 for the three and six months ended June 30, 2012, respectively; and $4,423 and $7,817 for the three and six months ended June 30, 2011, respectively.

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012 (unaudited)	December 31, 2011
Note payables	$35,000	$—
Total	35,000	—
Less: current portion	—	—
Long term portion	$35,000	$—

On June 21, 2012, the Company issued a $20,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share.

On June 22, 2012, the Company issued a $15,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share.

NOTE 4 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through June 30, 2012, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of June 30, 2012 and December 31, 2011 the Company has 12,768,573 and 12,605,573 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2012, the Company issued an aggregate of 123,000 shares of common stock for services and accruals in the amount of $82,340 and 40,000 shares of common stock for cash in the amount of $40,000.

NOTE 5 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	1.97	$0.13	40,000	$0.13
2.25	23,629	0.56	2.25	23,629	2.25
	63,629			63,629

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	95,029	$1.29
Issued	—	—
Exercised	—	—
Expired	(17,500)	(2.00)
Outstanding at December 31, 2011	77,529	$1.11
Issued	—	—
Exercised	—	—
Expired	(13,900)	(2.00)
Outstanding at June 30, 2012	63,629	$0.92

 Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	6.97	$0.13	80,000	$0.13
0.15	400,000	1.97	0.15	400,000	0.15
0.80	85,000	8.71	0.80	26,563	0.80
1.00	761,875	3.63	1.00	761,875	1.00
1.11	200,000	8.51	1.11	70,833	1.11
2.25	167,696	5.90	2.25	167,696	2.25
	1,694,571		$0.88	1,506,967	$0.87

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	1,481,571	$0.86
Granted	285,000	1.02
Exercised	—	—
Canceled or expired	(72,000)	(0.86)
Outstanding at December 31, 2011	1,694,571	$0.88
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2012:	1,694,571	$0.88

The fair values of issued vesting options were $33,579 and $75,018 for the three and six months ended June 30, 2012, respectively; and $41,439 and $74,158 for the three months ended June 30, 2011, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	110,000	3.71	$1.00	110,000	$1.00
1.40	105,000	6.74	1.40	105,000	1.40
	215,000		$1.20	215,000	$1.20

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	375,000	$0.90
Granted	—	—
Exercised	—	—
Expired	(120,000)	(0.50)
Outstanding at December 31, 2011	255,000	$1.09
Granted	—	—
Exercised	—	—
Expired	(40,000)	(0.50)
Outstanding at June 30, 2012:	215,000	$1.20

The fair value of the vested portion of previously granted non-employee options of $Nil and $6,672 was charged during the three and six months ended June 30, 2012, respectively; and $6,498 and $15,757 for the three and six months ended June 30, 2011, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by Kenneth Stiver.  The complaint alleges that the Company has not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,393.  The Company denies all allegations against it and intends to vigorously defend itself against this complaint

NOTE 7 - SUBSEQUENT EVENTS

In the month of July 2012, the Company issued 8,000 shares of its common stock for services rendered for July 2012, 37,500 shares of its common stock for services rendered for the previous three months and 10,000 shares for the sale of its common stock.

On July 11, 2012, the Company granted a consultant a common stock option to purchase the Company's common stock at $1.00 per share for ten years, vesting over a four year period.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

Since inception on February 16, 1999 through June 30, 2012, we have sustained cumulative net losses of $8,876,646. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through June 30, 2012, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

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

 Number of Employees

From our inception through the period ended August 3, 2012, we have relied on the services of full time and part-time employees as well as outside consultants. As of June 30, 2012, we have 5 full time and 9 part-time employees and consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

We have generated no operating revenues from operations since our inception.

Costs and Expenses

Since our inception through June 30, 2012, we have incurred cumulative losses of $8,876,646. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $20,516 from $101,741 for the three months ended June 30, 2011 to $81,225 for the three months ended June 30, 2012. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $75,279 for the three months ended June 30, 2012 and $64,602 for the three months ended June 30, 2011, a period to period increase of $10,677. The remaining SG&A expenses, which required cash amounted to $5,946 and $37,139 for the three months ended June 30, 2012 and 2011, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $32,950 for the three months ended June 30, 2011 to $13,908 for the three months ended June 30, 2012.

As a result of the above-mentioned expenses, net losses decreased from $141,579 for the three months ended June 30, 2011 to a net loss of $99,470 for the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

We have generated no operating revenues from operations since our inception.

Costs and Expenses

Since our inception through June 30, 2012, we have incurred cumulative losses of $8,876,646. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $2,204 from $229,337 for the six months ended June 30, 2011 to $231,541 for the six months ended June 30, 2012. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $164,030 for the six months ended June 30, 2012 and $158,331 for the six months ended June 30, 2011, a period to period increase of $5,699. The remaining SG&A expenses, which required cash amounted to $67,511 and $71,006 for the six months ended June 30, 2012 and 2011, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $78,999 for the six months ended June 30, 2011 to $31,015 for the six months ended June 30, 2012.

During the six months ended June 30, 2011, we received $209,671 grant income from the U. S. Government for research previously done as compared to Nil for 2012.

As a result of the above-mentioned expenses, net losses increased from $111,987 for the six months ended June 30, 2011 to a net loss of $270,925 for the six months ended June 30, 2012.

 Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficit of $14,661 as compared to working capital of $8,927 as of December 31, 2011. Our cash position was $53,083 as of June 30, 2012 compared to $43,729 as of December 31, 2011. From our inception to June 30, 2012 we have incurred an operating cash flow deficit of $3,139,345, which has been principally financed through the private placement of our common stock, advances from related parties, issuance of notes payable and financial support of the Company's Chief Executive Officer (CEO). As of June 30, 2012, we had $35,000 of long-term debt.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through July 2012, virtually all of our financing has been through private placements of common stock, convertible notes and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2012, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2012, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over financial Reporting

During the three months ended June 30, 2012, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 16, 2012, a complaint was filed against us in Superior Court of California, County of Humboldt by Kenneth Stiver.  The complaint alleges that we have not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus  reimbursement of expenses for $9,393.  We deny all allegations against us and intend to vigorously defend ourselves against this complaint.

We are not a party to any additional pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2012, we issued 61,500 shares of common stock to consultants for services rendered and accruals in the amount of $40,640. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

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

IRIS BIOTECHNOLOGIES INC.

August 14, 2012	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)