Form 10-K
period 2012-12-31
IRIS BIOTECHNOLOGIES INC
filed 2013-04-01
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 333-142076

IRIS BIOTECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0506396 (I.R.S. Employer Identification No.)
5201 Great America Parkway, Suite 320, Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code: (408) 867-2885

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐   No ☑

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a closing sale price of $0.40 per share which was the last sale price of the common stock as of June 30, 2012) was $1,707,019.

 As of April 1, 2013, the issuer had 13,126,073 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

THE IRIS STORY - A Summary

Iris BioTechnologies (“Iris” or the “Company”) is a life sciences company preparing for multiple product launches in the emerging field of personalized medicine.

Iris believes its tests will be more powerful than other products on the market and will be able to predict the best, targeted therapy to maximize efficacy and minimize side effects by using gene expression test with additional genomic, proteomic, personal life style, family medical history, and environmental exposure information to optimize longevity and quality of life..

Early history of the company:

Founded in 1999, Iris focuses on analyzing clinical gene expression to guide the treatment of breast cancer. Over the following decade, Iris developed and refined its diagnostics technology and platform, culminating in 2008 when Iris received the North American Technology Innovation Award in Pharmacogenomics from Frost and Sullivan. In bestowing the award, Frost and Sullivan stated that, “Iris’s technology is a near-term opportunity, which would significantly transform the way in which personalized medication is currently being prescribed.”

Later that year, CEO Simon Chin was recognized by PharmaVoice Magazine in a special issue featuring 100 of the most inspiring individuals in the life-sciences industry, while Iris began trading as a public company on the OTCBB market.

2008 to Present: A major setback:

In prosecuting the patent applications covering its core intellectual property, Iris suffered a four-year delay due to the failure and subsequently bankruptcy of Heller Ehrman, Iris’s legal counsel at that time. The failure of Heller Ehrman, a prominent law firm with more than 700 attorneys, resulted in communications from the USPTO going unanswered, including a response to a notice of allowance of Iris’s key patent.

This first and most critical failure occurred approximately three weeks after Iris’s patent attorney at Heller Ehrman and their entire intellectual property department in Menlo Park left the firm in March 2008.

Having discovered the Heller Ehrman failures through an outside law firm doing patent work for Iris in late 2011, Iris has regained its patent rights, having the key patent granted in 2012, and now stands ready to move forward with patent enforcement and commercialization of its products.

And an Opportunity:

From 2008 to present, we have continued to refine our technology and intellectual property; we have expanded our network in both research and clinical realms; and we have avoided some of the pitfalls and burdens of developing a brand new market. During this time, our competitors have developed a significant market, and Iris is now well positioned to capitalize on this market through superior technology. As described below, Iris has several near-term opportunities for significant growth and revenue, both within the existing market, and more broadly over time as the personalized medicine market matures and grows.

Iris Today:

To date, Iris has invested more than $9 million in preparation for the launch of multiple products and services based upon its patented Nano-biochip and BioWindows Medical Informatics System. Iris is now prepared to proceed with commercial scale manufacturing and launch of multiple products. We currently have five patents issued worldwide. Iris has been keeping up and making adjustments to our products and technology, as well as intellectual property portfolio to stay at the forefront of its market sector.

Iris has an extensive pipeline of disease chips, including a BreastCancerChip, ColonCancerChip, NeuroChip, Comprehensive CancerChip, CardioChip, and MetabolicChip; however, we have focused our initial efforts on helping breast cancer patients. In October 2010, Iris was awarded $245,000, the maximum amount given per grant under the US Qualifying Therapeutic Discovery Project (QTDP) Program. The QTDP grant provided recognition of Iris's patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

Market Size:

The global market for a more personalized approach to medicine and health is expected to grow to $452 billion in 2015 according to PricewaterhouseCoopers projections. The core diagnostic and targeted therapeutic segment of the market is expected to grow by 10 percent annually, reaching $42 billion by 2015. With health care spending expected to reach $4.3 trillion or 19.5 percent of GDP by 2017, companies developing personalized diagnostic products are expected to yield very good return on investment.

Our Competition:

Key competitors include Genomic Health and Agendia. The most direct competitor is Genomic Health, which had approximately $235.2 million of revenue in 2012, a 14 percent increase over the revenue in 2011 and a market capitalization of approximately $860 million. Genomic Health's Oncotype Dx prognostic test determines the recurrence and potential responsiveness to chemotherapy. Its CLIA test, which is not FDA approved, is a 21-gene expression test that classifies breast cancer patients as "low," "medium" or "high" risk of developing distance metastasis. Oncotype Dx ($4,175 per test) is used to analyze early-stage estrogen receptor positive breast cancers, and over 10,000 physicians have used it to help guide treatment for over 200,000 patients in 65 countries.

Agendia's Mammaprint prognostic test determines likelihood of recurrence and benefit of chemotherapy. It is an FDA-approved 70-gene expression test that classifies breast cancer patients as "low" or "high" risk of developing distance metastasis in a 10-year period and their potential responsiveness to chemotherapy for lymph node negative tumors up to 5 cm. Agendia is a privately held company, and their 2012 revenue is believed to be less than $20 million.

We benefit from the fact that Genomic Health and Agendia have begun the education of those in the healthcare system, paving the way for our company to penetrate the market at an accelerated pace.

Our Competitive Advantage:

In addition to the prognostic testing capabilities, similar to the offerings by Genomic Health and Agendia, our tests predict the best, targeted therapy to maximize efficacy and minimize side effects by using a 100+ gene expression test with additional genomic, proteomic, personal life style, family medical history, and environmental exposure information to optimize longevity and quality of life. Iris expects revenue from multiple products and services.

Iris: The Future of Personalized Medicine

Iris’s technology platform developed in house is designed with the capacity and flexibility to introduce several new products each year to facilitate the treatment of many diseases affecting millions of people. Iris’s sales strategy is to sell directly to major health care customers such as Kaiser Permanente, and rely on strategic partners in the value chain to access and service smaller customers. We will also form other strategic partnerships to accelerate our revenue growth and profitability with attractive margins.

We have been continuing to build upon the 2009 launch of our “Health Passport” in our BioWindows™ 2.0 Informatics System. Health Passport is a HIPAA compliant, web based medical information storage system that allows participants to grant sharing capabilities of their confidential medical and lifestyle information to physicians and/or family members anywhere in the world. This allows families to build multi-generational medical family trees that will help assure that they receive more personalized care now and in the future – the right medical treatment for the right patient at the right time. In the future, the information within the BioWindows™ System will be used not only to optimize the choice of medical treatment, but also to develop personalized and targeted drugs with maximum efficacy and minimal side effects.

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

We have the capability to launch the clinical BreastCancerChip™ through CLIA laboratory certification without FDA approval, similar to the Oncotype Dx test offered by Genomic Health. We have strategically positioned ourselves to be successful regardless of how and when the FDA decides to regulate complex molecular diagnostic and prognostic products. The Iris Nano-Biochipsä are designed to be FDA-approved kits. With FDA approval, all of our tests can be performed in any certified laboratory.

According to The American Cancer Society, about 1,660,290 new cancer cases are expected to be diagnosed in 2013. This estimate does not include carcinoma in situ (noninvasive cancer) of any site except urinary bladder, and does not include basal cell and squamous cell skin cancers, which are not required to be reported to cancer registries. In 2013, about 580,350 Americans are expected to die of cancer, almost 1,600 people per day. Cancer is the second most common cause of death in the US, exceeded only by heart disease, accounting for nearly 1 of every 4 deaths. Annually, approximately 12.7 million people worldwide are diagnosed with cancer.

Our initial focus is helping the more than 2 million breast cancer patients in the US. Each year more than a million breast biopsies, lumpectomies, and mastectomies are performed. An estimated 232,340 new cases of invasive breast cancer are expected to be diagnosed among women in the US during 2013; about 2,240 new cases are expected in men. Excluding cancers of the skin, breast cancer is the most frequently diagnosed cancer in women.

Virtually every disease has a genetic component. Diseases like cancer, heart disease, Alzheimer’s and diabetes occur as a result of many known and unknown genes interacting with each other and the environment over time. Multiple genes cause chronic diseases, each playing a minor role, so it is very important to understand how genes are being expressed and how the environment is altering that expression. To treat breast cancer with the most effective treatment regimen, it is important to be able to diagnose which types of breast cancer is actually posing a potential threat to the life of the patient.

The Iris BioWindows™ Informatics System for Personalized and Targeted Medicine handles the analysis of the gene expression and genetic variation data as well as protein and other biomarker information collected by the Nano-Biochip™. BioWindows™ is an artificial intelligence system, which includes a powerful database with molecular signatures, in-depth patient demographics and lifestyle information, family medical histories and treatment-response profiles for many diseases. With each new gene and every new patient the Iris BioWindowsä medical informatics system grows more powerful as new information is added to the database.

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

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors. 2013 will be a defining year for us and for our industry.

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

Our technology platform includes:

·	Oligonucleotide, peptide nucleic acid (PNA) probes with superior binding affinity and specificity that are the ideal length and highly purified, protein biomarkers, and other molecules
·	A proprietary binding system to secure probes to a soft metal chip surface
·	Controlled probe spacing and chip surface design to maximize sensitivity
·	Microfluidics and the use of paramagnetic labels with a magnetic field to enhance hybridization speed. Microfluidics deals with the precise control and manipulation of microliter and nanoliter volumes of fluids.
·	A flexible, low-cost chip design and manufacturing process
·	Use of robotics for precise automated chip manufacturing
·	An information technology system based on proprietary algorithms for analysis, correlation and classification of test results.

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

With our manufacturing system, we plan to build medical products such as the BreastCancerChip™, ColonCancerChipä™, Comprehensive Cancer Chip™, NeuroChip™, CardioChip™, and MetabolicChip™, as well as chips for other applications including veterinary, agricultural and environmental problems. We also intend to use our BioWindows™ database to enable drug development, stem cell research, and evolving clinical applications.

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

Future Products

We are also working on gene markers for a comprehensive CancerChipä and specific markers associated with prostrate, lung, liver, kidney and ovarian cancers. Certain genes associated with schizophrenia, Alzheimer disease, autoimmune system disorders, and metabolic and drug metabolism disorders have also been reviewed. We are continuing to work on the selection of newly discovered genes to be included in other products such as the NeuroChipä and CardioChipä.

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

On February 6, 2007, the U.S. Food and Drug Administration (FDA) approved Agendia’s 70-gene test for predicting breast cancer recurrence. The clearance of Agendia's ‘de novo 510(k)' application sets a precedent. This will make it easier and faster for Iris to get approval for its Nano-Biochip. Agendia has previously received clearance from European authorities to market their test in Europe and they claim substantial progress in market acceptance and reimbursement. The Agendia test is gaining acceptance in the U.S.

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

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products that may be developed by us. The nature and the extent to which such regulations may apply will vary depending on the nature of the products. Our products can be marketed as clinical laboratory tests according to the government CLIA standard without FDA approval, similar to Genomic Health’s Oncotype Dx test or as 510(k) products approved by the FDA, enabling our tests to be used in any certified laboratory. Agendia’s MammaPrint, which serves the same function as the Oncotype Dx, is approved by the FDA as a de novo 510(k) product. Human clinical trial was not required. Only human tissues were studied “in vitro” using their MammaPrint microarrays.

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

  the Quality System Regulation, which requires manufacturers to follow comprehensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process, labeling regulations,
  the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

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

Employees

As of March 29, 2012 we have 5 full-time and part-time employees and 8 full-time and part-time consultants. As we prepare to transition from product development to commercialization, we are currently in contract negotiations to hire additional employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred an accumulated deficit during development stage of $9,191,671 as of December 31, 2012. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

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

  not experimental or investigational,
  medically necessary,
  appropriate for specific patient,
  cost-effective, and
  supported by peer-reviewed publications.

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

We currently have four U.S. patents granted. Any patents that have been, or may be, issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We Are Controlled By Current Officers, Directors And Principal Stockholders

Our directors, executive officers and principal stockholders and their affiliates beneficially own 72% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

None.

ITEM 2. PROPERTIES.

We currently have two facilities in California. Our headquarters is in Santa Clara and our laboratory is in San Leandro.

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on August 1, 2011 and expires on July 31, 2013. We currently pay rent and related costs of approximately $300.00 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2012 and expires on December 31, 2013. We currently pay rent and related costs of approximately $1,306.00 per month.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by Kenneth Stiver.  The complaint alleges that the Company has not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,898.  The Company denies all allegations against it and is vigorously defending itself against this complaint, and accordingly no liability has been recognized as of March 26, 2012. This individual tried to extract money from the company in 2009 through his lawyer.  After we asked for evidence of to substantiate claim, his lawyer stopped.  In 2011, this individual asked another lawyer to do the same, and his lawyer went away after we asked for evidence to substantiate claim.

On August 20, 2012, the Company filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated.

We are not a party to any additional pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on August 5, 2008 under the symbol “IRSB”. The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2012.

	High Bid	Low Bid
Year Ended December 31, 2012
First Quarter	$0.80	$0.80
Second Quarter	$0.80	$0.35
Third Quarter	$0.51	$0.30
Fourth Quarter	$0.38	$0.25

	High Bid	Low Bid
Year Ended December 31, 2011
First Quarter	$1.20	$0.80
Second Quarter	$1.10	$0.80
Third Quarter	$0.80	$0.25
Fourth Quarter	$0.80	$0.51

As of Apri1 1, 2013, we had 13,126,073 shares of common stock issued and outstanding and approximately 150 stockholders of record of our common stock.

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

Equity Compensation Plan Information

  The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,990,977	$0.89	1,229,108
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total		$

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2012, we issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

During the year ended December 31, 2012, we issued 246,000 shares of common stock to consultants for services rendered in the amount of $130,635 out of which 37,500 common stock were issued for value $22,500 relates to accruals. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the year ended December 31, 2012, we sold 183,000 shares of common stock for proceeds of $183,000. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Overview

Since inception on February 16, 1999 through December 31, 2012, we have sustained cumulative net losses of $9,191,671. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. As of December 31, 2012, we have convertible long-term debt of $47,000. From inception through December 31, 2012, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations, if needed. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

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

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors. 2013 will be a defining year for us and for our industry.

 During 2013, we expect to spend about $50,000 for public relations, whereas we spent less than $10,000 on PR in 2012. During the severe recession, we spend investor dollars efficiently on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of Iris’s BioWindows medical informatics system. We have an extensive pipeline of disease chips including a BreastCancerChipä, ColonCancerChipä, NeuroChipä, CardioChipä, ComprehensiveCancerChipä, and MetabolicChipä.

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

As of December 31, 2012 we had sold/issued 3,812,897 shares of common stock and 95,029 five-year warrants, of which 31,400 have expired to accredited investors. We received an aggregate $3,276,845 on the sale of common stock and $42,500 on exercise of 383,125 options. We issued an aggregate 7,200,000 shares of common stock on transfer of technology worth $1,800,000 and 1,455,229 shares of common stock for services worth $1,275,112. We issued an aggregate of 183,322 shares of common stock on settlement of notes payable and accrued interest worth $196,157.

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

Number of Employees

From our inception through December 31, 2012, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 5 full-time and part-time employees and 8 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

We have generated no operating revenues from operations since our inception. We believe we will begin earning revenues from operations in 2013 from actual operations as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2012, we have not generated any revenues and have incurred cumulative losses of $9,191,671. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $23,687 from $416,459 in 2011 to $440,146 in 2012. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $227,280 for 2012 and $328,609 for 2011, a year-to-year decrease of $101,329. The remaining SG&A expenses requiring cash amounted to $212,866 and $87,850 for 2012 and 2011, respectively. The increase in our SG&A is primarily attributed to increased costs in launching our BioWindowsÔ medical informatics system and preparing to launch our BreastCancerChipÔ resulting in higher professional fees and staffing costs incurred in 2012. We used stock in lieu of cash to conserve our cash resources. Research and development costs decreased by $86,916 from $217,106 in 2011 to $130,190 in 2012. The research & development costs were mainly compensated in stock based compensation as we prepare our product for market.

During the year ended December 31, 2011, we received $209,671 grant income from the U. S. Government for research previously done as compared to $Nil for 2012.

As a result of the above-mentioned expenses, net loss increased by $112,767 from $473,183 in 2011 to $585,950 in 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had working capital deficit of $81,047 as compared to working capital of $8,927 as of December 31, 2011. Our cash position was $1,042 as of December 31, 2012 compared to $43,729 as of December 31, 2011. From inception to December 31, 2012 we have incurred an operating cash flow deficit of $3,346,386, which has been principally financed through the private placement of our common stock, the exercise of stock options, issuance of notes payable and loans from related party.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

For 2012 and 2011 we completed the following financing transactions:.

a)	On August 19, 2011, we entered into an agreement to issue 20,000 shares of common stock to an investor for net proceeds of $5,000.
b)	On October 9, 2011, we entered into agreements to issue an aggregate of 88,000 shares of common stock to investors for net proceeds of $88,000.
c)	On December 31, 2011, we entered into agreements to issue an aggregate of 60,000 shares of common stock to investors for net proceeds of $60,000.
d)	On June 26, 2012, we entered into an agreement to issue 40,000 shares of common stock to an investor for net proceeds of $40,000.
e)	On July 2, 2012, we entered into an agreement to issue 10,000 shares of common stock to an investor for net proceeds of $10,000.
f)	On August 26, 2012, we entered into an agreement to issue 40,000 shares of common stock to an investor for net proceeds of $40,000.
g)	October 1, 2012, we entered into agreements to issue an aggregate of 30,000 shares of common stock to investors for net proceeds of $30,000.
h)	On October 24, 2012, we entered into an agreement to issue 5,000 shares of common stock to an investor for net proceeds of $5,000.
i)	On November 6, 2012, we entered into an agreement to issue 40,000 shares of common stock to an investor for net proceeds of $40,000.
j)	On December 4, 2012, we entered into an agreement to issue 18,000 shares of common stock to an investor for net proceeds of $18,000.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through April 1, 2013, virtually all of our financing has been through private placements of common stock and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us on April 1, 2013, we cannot sustain the present burn rate for one year and will need additional equity or debt financing to continue through 2013. We may need additional financing thereafter.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2012, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2012, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2012.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2012. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon S. M. Chin, MBA	53	President Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Ronald Mark Gemberling, M.D.	65	Chief Medical Officer
James LeBlanc, MBA	66	Vice President, Operations
Ralph M. Sinibaldi, Ph.D.	65	Vice President, Product Development
Grace Osborne, MBA	45	Vice President, Business Development & Human Resources and Director
Daniel Farnum, M.D.	68	Director

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

Based on a review of the copies of such forms received, we believe that during 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Summary Compensation Table

Name & Principal Position	Year	Option Awards ($)	Total ($)
Simon Chin,	2012	0	0
President, CEO and CFO	2011	0	0

Employment Agreements with Executive Officers

We have not entered into any employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Director Compensation

We did not grant of options to purchase our common stock to our non-employee directors in 2012.

The following table sets forth summary information concerning total compensation paid to our non-employee directors in 2012 for services to our company.

Name	Stock Awards (1)	Total
Daniel Farnum, MD	$41,813	$41,813

(1)  represent aggregate grant date fair value for fiscal year 2012 of awards granted in 2012 under ASC Topic 718 as discussed in Note 6 Accounting for Share-Based Payments of the Notes to our Financial Statements included elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 1, 2013 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin (3)	7,459,043	55.2
Ronald Mark Gemberling (4)	267,696	2.0
James LeBlanc (5)	235,539	1.8
Ralph M. Sinibaldi (6)	152,500	1.2
Grace Osborne (7)	481,332	3.5
Daniel Farnum (8)	1,095,127	8.3
All Executive Officers and Directors as a Group (6 persons) (9)	9,691,236	72.0
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Applicable percentage ownership as of April 1, 2013 is based upon 13,126,073 shares of common stock outstanding.
(3)	Includes options to purchase 400,000 shares of common stock, which are currently vested.
(4)	Consists of options to purchase 267,696 shares of common stock, which are currently vested.
(5)	Includes options to purchase 110,000 shares of common stock, which are currently vested.
(6)	Consists of options to purchase 152,500 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 42,500 shares of common stock.
(7)	Includes 36,665 shares owned by her spouse and options to purchase 184,042 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 45,833 shares of common stock.
(8)	Includes 42,000 shares owned by his spouse, 210,000 shares co-owned with his spouse and includes options to purchase 54,167 shares of common stock, which are currently vested, warrants to purchase 27,806 shares of common stock, but does not include options to purchase an aggregate of 45,833 shares of common stock.
(9)	Includes options to purchase 1,168,404 shares of common stock and warrants to purchase 27,806 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $27,500 and $32,500, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2012 and 2011 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2012 and 2011 were $0 and $0, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

Date: April 1, 2013	By:	/s/ Simon Chin
Simon Chin President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief Financial Officer and Director (Principal	April 1, 2013
Simon Chin	Executive Officer, Principal Accounting Officer and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	April 1, 2013
Grace Osborne	Director

/s/ Daniel Farnum	Director	April 1, 2013
Daniel Farnum, M.D.

IRIS BIOTECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firms	F-2-F3
Balance Sheets as of December 31, 2012 and 2011	F-4
Statements of Operations for the years ended December 31, 2012 and 2011 and the period from February 16, 1999 (date of inception) to December 31, 2012	F-5
Statement of Stockholders’ Equity (Deficit) for the period from February 16, 1999 (date of inception) to December 31, 2012	F-6-F-18
Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period from February 16, 1999 (date of inception) to December 31, 2012	F-19
Notes to Financial Statements	F-20-F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Iris Biotechnologies, Inc.
5201 Great America Parkway

Santa Clara, California 95054

We have audited the accompanying balance sheet of Iris Biotechnologies, Inc. (the "Company") (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2012 and for the period from February 16, 1999 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the period from February 16, 1999 (date of inception) to December 31, 2011 were not audited by us. Those statements were audited by other auditors whose report, dated February 27, 2012, expressed an unqualified opinion on those statements. The financial statements for the period from February 16, 1999 (date of inception) to December 31, 2011 reflect a net loss after restatement of $8,605,721. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from February 16, 1999 (date of inception) through December 31, 2011, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Iris Biotechnologies, Inc. (a development stage company) as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, and for the period from February 16, 1999 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fiondella Milone and LaSaracina LLP

Glastonbury, CT
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iris BioTechnologies Inc.

Santa Clara, California

We have audited the accompanying balance sheet of Iris BioTechnologies Inc. as of December 31, 2011 and the related statements of losses, deficiency in stockholder’s equity and cash flows for the year ended December 31, 2011 and for the period February 16, 1999 (date of inception) through December 31, 2011. Iris BioTechnologies Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iris BioTechnologies Inc. (a development stage company) as of December 31, 2011 0 and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period February 16, 1999 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

February 27, 2012

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
	2012	2011
ASSETS
Current assets:
Cash	$1,042	$43,729
Prepaid expenses	14,714	—
Total current assets	15,756	43,729
Property, plant and equipment, net of accumulated depreciation of $229,836 and $215,844 as of December 31, 2012 and 2011, respectively	8,964	22,956
Total assets	$24,720	$66,685
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$96,803	$34,802
Total current liabilities	96,803	34,802
Long term debt:
Convertible notes payable	47,000	—
Total debt	143,803	34,802
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2012 and 2011	—	—
Common stock, no par; 20,000,000 shares authorized; 13,034,573 and 12,605,573 shares issued and outstanding as of December 31, 2012 and 2011, respectively	6,791,238	6,477,603
Additional paid in capital	2,409,725	2,288,376
Common stock subscription receivable	(128,375)	(128,375)
Deficit accumulated during development stage	(9,191,671)	(8,605,721)
Total stockholders' equity (deficit)	(119,083)	31,883
Total liabilities and stockholders' equity (deficit)	$24,720	$66,685

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF OPERATIONS

	Year ended December 31,		For the period from
	2012	2011	February 16, 1999 (date of inception) through December 31, 2012
Operating expenses:
Selling, general and administrative	$ 440,146	$ 416,459	$ 5,132,388
Research and development (Note 1)	130,190	217,106	2,201,517
Impairment of intellectual property	-	-	1,838,250
Depreciation	13,992	15,983	229,836
Total operating expenses	584,328	649,548	9,401,991
Net loss from operations	(584,328)	(649,548)	(9,401,991)
Other income (expense):
Grant income	-	209,671	244,480
Loss on settlement of debt	-	(12,835)	(12,835)
Interest income (expense)	(1,622)	(20,471)	(21,325)
Net loss before provision for income taxes	(585,950)	(473,183)	(9,191,671)
Income taxes	-	-	-
Net loss	$ (585,950)	$ (473,183)	$ (9,191,671)
Loss per common share-basic	$ (0.05)	$ (0.04)
Weighted average number of common shares outstanding-basic and diluted	12,800,973	12,168,765

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Common stock issued in February 1999 in exchange for intellectual property at $0.25 per share	—	$—	7,200,000	$1,800,000	$—	$—	$—	$—	$1,800,000
Common stock issued in March 1999 in exchange for services rendered at $0.25 per share	—	—	120,000	30,000	—	—	—	—	30,000
Sale of common stock in March 1999 at $0.25 per share	—	—	220,000	55,000	—	—	—	—	55,000
Fair value of options issued in March 1999 in exchange for services rendered	—	—	—	—	9,240	—	—	—	9,240
Common stock issued in April 1999 in exchange for services rendered at $0.25 per share	—	—	33,000	8,250	—	—	—	—	8,250
Sale of common stock in April 1999 at $0.25 per share	—	—	107,000	26,750	—	—	—	—	26,750
Exercise of options in April 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	—	12,500
Sale of common stock in August 1999 at $0.25 per share	—	—	50,000	25,000	—	—	—	—	25,000
Fair value of options issued in September 1999 in exchange for services rendered	—	—	—	—	16,612	—	—	—	16,612
Sale of common stock in November 1999 at $0.25 per share	—	—	50,000	12,500	—	—	—	—	12,500
Exercise of options in November 1999 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	(2,087,103)	(2,087,103)
Balance at December 31, 1999	—	$—	7,880,000	$1,995,000	$25,852	$—	$—	$(2,087,103)	$(66,251)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	$—	7,880,000	$1,995,000	$25,852	$—	$—	$(2,087,103)	$(66,251)
Sale of common stock in June 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	50,000
Sale of common stock in July 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	—	125,000
Sale of common stock in August 2000 at $0.50 per share	—	—	164,000	82,000	—	—	—	—	82,000
Common stock issued in August 2000 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	10,000
Sale of common stock in September 2000 at $0.50 per share	—	—	250,000	125,000	—	—	—	—	125,000
Sale of common stock in November 2000 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	(378,039)	(378,039)
Balance at December 31, 2000	—	—	8,764,000	2,437,000	25,852	—	—	(2,465,142)	(2,290)
Fair value of options issued in January 2000 in exchange for services rendered	—	—		—	57,852	—	—	—	57,852
Sale of common stock in January 2001 at $0.50 per share	—	—	244,000	122,000	—	—	—		122,000
Net loss	—	—	—	—	—	—	—	(266,224)	(266,224)
Balance at December 31, 2001	—	—	9,008,000	2,559,000	83,704	—	—	(2,731,366)	(88,662)
Common stock issued in January 2002 at $0.50 per share in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	10,000
Sale of common stock in March 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	25,000
Sale of common stock in April 2002 at $0.50 per share	—	—	200,000	100,000	—	—	—	—	100,000
Fair value of options issued in May 2002 in exchange for services rendered	—	—	—	—	17,892	—	—	—	17,892
Sale of common stock in May 2002 at $0.50 per share	—	—	60,000	30,000	—	—	—	—	30,000
Sale of common stock in July 2002 at $0.50 per share	—	—	80,000	40,000	—	—	—	—	40,000
Sale of common stock in August 2002 at $0.50 per share	—	—	55,400	27,700	—	—	—	—	27,700
Sale of common stock in September 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	25,000
Sale of common stock in October 2002 at $0.50 per share	—	—	50,000	25,000	—	—	—	—	25,000
Sale of common stock in November 2002 at $0.50 per share	—	—	144,000	72,000	—	—	—	—	72,000
Net loss	—	—	—	—	—	—	—	(184,721)	(184,721)
Balance at December 31, 2002	—	$—	9,717,400	$2,913,700	$101,596	$—	$—	$(2,916,087)	$99,209

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	$—	9,717,400	$2,913,700	$101,596	$—	$—	$(2,916,087)	$99,209
Sale of common stock in January 2003 at $0.50 per share	—	—	35,378	17,689	—	—	—	—	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	—	—	20,000	10,000	—	—	—	—	10,000
Sale of common stock in March 2003 at $0.50 per share	—	—	100,000	50,000	—	—	—	—	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	—	—	6,000	3,000	—	—	—	—	3,000
Sale of common stock in July 2003 at $1.00 per share	—	—	63,080	63,080	—	—	—	—	63,080
Sale of common stock in September 2003 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	25,000
Sale of common stock in December 2003 at $1.00 per share	—	—	32,597	32,597	—	—	—	—	32,597
Net loss	—	—	—	—	—	—	—	(216,804)	(216,804)
Balance at December 31, 2003	—	—	9,999,455	3,115,066	101,596	—	—	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	—	—	2,000	2,000	—	—	—	—	2,000
Sale of common stock in September 2004 at $1.00 per share	—	—	20,000	20,000	—	—	—	—	20,000
Sale of common stock in November 2004 at $1.00 per share	—	—	30,000	30,000	—	—	—	—	30,000
Sale of common stock in December 2004 at $1.00 per share	—	—	73,500	73,500	—	—	—	—	73,500
Net loss	—	—	—	—	—	—	—	(205,640)	(205,640)
Balance at December 31, 2004	—	—	10,124,955	3,240,566	101,596	—	—	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	—	—	28,900	28,900	—	—	—	—	28,900
Net loss	—	—	—	—	—	—	—	(197,277)	(197,277)
Balance at December 31, 2005	—	$—	$10,153,855	$3,269,466	$101,596	$—	$—	$(3,535,808)	$(164,746)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	$—	10,153,855	$3,269,466	$101,596	$—	$—	$(3,535,808)	$(164,746)
Sale of common stock in January 2006 at $1.00 per share	—	—	50,000	50,000	—	—	—	—	50,000
Common stock issued in March 2006 at $1.00 per share in exchange for services rendered	—	—	20,000	20,000	—	—	—	—	20,000
Fair value of options issued in March 2006 in exchange for services rendered	—	—	—	—	896,532	—	—	—	896,532
Sale of common stock in May 2006 at $2.00 per share	—	—	50,000	100,000	—	—	—	—	100,000
Fair value of warrants issued in May 2006 in exchange for services rendered	—	—	—	—	32,016	—	—	—	32,016
Sale of common stock in September 2006 at $2.00 per share	—	—	10,000	20,000	—	—	—	—	20,000
Sale of common stock in October 2006 at $2.00 per share	—	—	24,000	48,000	—	—	—	—	48,000
Sale of common stock in December 2006 at $2.00 per share	—	—	14,800	29,600	—	—	—	—	29,600
Net loss	—	—	—	—	—	—	—	(1,139,559)	(1,139,559)
Balance at December 31, 2006	—	—	10,322,655	3,537,066	1,030,144	—	—	(4,675,367)	(108,157)
Fair value of warrants issued in January 2007 in exchange for services rendered	—	—	—	—	25,913	—	—	—	25,913
Sale of common stock in January 2007 at $2.00 per share	—	—	13,000	26,000	—	—	—	—	26,000
Sale of common stock in February 2007 at $2.00 per share	—	—	162,500	325,000	—	—	—	—	325,000
Sale of common stock in March 2007 at $2.00 per share	—	—	122,500	245,000	—	—	—	—	245,000
Sale of common stock in April 2007 at $2.00 per share	—	—	12,500	25,000	—	—	—	—	25,000
Fair of options issued in November 2007 in exchange for service fees	—	—	—	—	166,290	—	(166,290)	—	—
Sale of common stock in December 2007 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	50,000
Amortization of deferred compensation	—	—	—	—	—	—	5,227	—	5,227
Net loss	—	—	—	—	—	—	—	(396,953)	(396,953)
Balance at December 31, 2007	—	$—	10,655,377	$4,208,066	$1,222,347	$—	$(161,063)	$(5,072,320)	$197,030

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	$—	10,655,377	$4,208,066	$1,222,347	$—	$(161,063)	$(5,072,320)	$197,030
Sale of common stock in January 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	50,000
Common stock issued in January 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	9,000
Sale of common stock in February 2008 at $2.25 per share	—	—	11,111	25,000	—	—	—	—	25,000
Common stock issued in February 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	9,000
Sale of common stock in March 2008 at $2.25 per share	—	—	68,055	153,125		—			153,125
Common stock issued in March 2008 at $2.25 per share in exchange for services rendered	—	—	6,222	14,000	—	—	—	—	14,000
Sale of common stock in April 2008 at $2.25 per share	—	—	30,000	67,501	—	—	—	—	67,501
Common stock issued in April 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	9,000
Sale of common stock in May 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	50,000
Common stock issued in May 2008 at $2.25 per share in exchange for services rendered	—	—	4,000	9,000	—	—	—	—	9,000
Subtotal	—	$—	10,831,209	$4,603,692	$1,222,347	$—	$(161,063)	$(5,072,320)	$592,656

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	$—	10,831,209	$4,603,692	$1,222,347	$—	$(161,063)	$(5,072,320)	$592,656
Fair value of vested options issued in exchange for services rendered	—	—	—	—	55,016	—	—	—	55,016
Sale of common stock in June 2008 at $2.25 per share	—	—	22,222	50,000	—	—	—	—	50,000
Common stock issued in July 2008 at $2.25 per share in exchange for services rendered	—	—	8,000	18,000	—	—	—	—	18,000
Sale of common stock in July 2008 at $2.25 per share	—	—	35,555	80,000	—	—	—	—	80,000
Common stock issued in September 2008 at $2.00 per share in exchange for services rendered	—	—	4,000	8,000	—	—	—	—	8,000
Sale of common stock in September 2008 at $2.25 per share	—	—	4,445	10,000	—	—	—	—	10,000
Common stock issued in October 2008 at $1.35 per share in exchange for services rendered	—	—	4,000	5,400	—	—	—	—	5,400
Common stock issued in November 2008 at $1.95 per share in exchange for services rendered	—	—	8,000	15,600	—	—	—	—	15,600
Sale of common stock in December 2008 at $2.25 per share	—	—	11,110	25,000		—			25,000
Common stock issued in December 2008 at $1.60 per share in exchange for services rendered	—	—	4,000	6,400	—	—	—	—	6,400
Amortization of deferred compensation	—	—	—	—	—	—	41,699	—	41,699
Net Loss	—	—	—	—	—	—	—	(883,530)	(883,530)
Balance, December 31, 2008	—	$—	10,932,541	$4,822,092	$1,277,363	$—	$(119,364)	$(5,955,850)	$24,241

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	$—	10,932,541	$4,822,092	$1,277,363	$—	$(119,364)	$(5,955,850)	$24,241
Common stock issued in March 2009 at $1.03 per share in exchange for services rendered	—	—	18,667	19,227	—	—	—	—	19,227
Sale of common stock in March 2009 at $2.25 per share	—	—	10,066	22,650	—	—	—	—	22,650
Fair value of vested options for services rendered	—	—	—	—	739,839	—	—	—	739,839
Cancelled outstanding non vested warrants for services	—	—	—	—	(119,364)	—	119,364	—	—
Fair value of warrants issued for services rendered	—	—	—	—	52,000	—	—	—	52,000
Common stock issued in April 2009 at $1.39 per share in exchange for services rendered	—	—	6,154	8,554	—	—	—	—	8,554
Common stock issued in April 2009 for options exercised	—	—	176,250	108,750	—	(108,750)	—	—	—
Common stock issued in May 2009 at $1.30 per share in exchange for services rendered	—	—	6,154	8,000	—	—	—	—	8,000
Common stock issued in May 2009 for options exercised	—	—	20,000	5,000	—	—	—	—	5,000
Common stock issued in June 2009 at $1.30 per share in exchange for services rendered	—	—	7,273	9,455	—	—	—	—	9,455
Common stock issued in July 2009 at $0.46 per share in exchange for services rendered	—	—	8,421	3,873	—	—	—	—	3,873
Common stock issued in August 2009 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued in September 2009 at $0.21 per share in exchange for services rendered	—	—	8,000	1,680	—	—	—	—	1,680
Common stock issued in October 2009 at $0.38 per share in exchange for services rendered	—	—	13,000	4,940	—	—	—	—	4,940
Common stock issued in December 2009 at $0.41 per share in exchange for services rendered	—	—	16,000	6,560	—	—	—	—	6,560
Net Loss	—	—	—	—	—	—	—	(1,094,641)	(1,094,641)
Balance, December 31, 2009	—	$—	11,230,526	$5,028,781	$1,949,838	$(108,750)	$—	$(7,050,491)	$(180,622)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance, January 1, 2010	—	$—	11,230,526	$5,028,781	$1,949,838	$(108,750)	$—	$(7,050,491)	$(180,622)
Common stock issued in January 2010 at $1.00 per share for accrual	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued in January 2010 at $0.88 per share in exchange for compensation shown as accrual	—	—	25,000	22,000	—	—	—	—	22,000
Common stock issued in February 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued in March 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Sale of common stock in March 2010 at $1.00 per share	—	—	25,000	25,000	—	—	—	—	25,000
Common stock issued in April 2010 at $1.13 per share in exchange for services rendered	—	—	8,000	9,040	—	—	—	—	9,040
Sale of common stock in April 2010 at $1.00 per share	—	—	5,000	5,000	—	—	—	—	5,000
Sale of common stock in April 2010 at $1.16 per share	—	—	53,100	60,002	—	—	—	—	60,002
Common stock issued in April 2010 at $0.85 per share in exchange for services rendered	—	—	25,000	21,250	—	—	—	—	21,250
Sale of common stock in May 2010 at $1.35 per share	—	—	9,815	13,250	—	—	—	—	13,250
Sale of common stock in May 2010 at $1.75 per share	—	—	2,857	5,000	—	—	—	—	5,000
Common stock issued in May 2010 at $2.19 per share in exchange for services rendered	—	—	8,000	17,520	—	—	—	—	17,520
Common stock issued in May 2010 at $1.89 per share in exchange for services rendered	—	—	8,000	15,120	—	—	—	—	15,120
Common stock issued in June 2010 at $1.84 per share in exchange for services rendered	—	—	25,000	46,000	—	—	—	—	46,000
Common stock issued in July 2010 at $1.81 per share in exchange for services rendered	—	—	40,000	72,400	—	—	—	—	72,400
Subtotal	—	$—	11,489,298	$5,364,363	$1,949,838	$(108,750)	$—	$(7,050,491)	$154,960

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	—	11,489,298	$5,364,363	$1,949,838	$(108,750)	$—	$(7,050,491)	$154,960
Common stock issued in July 2010 at $1.80 per share in exchange for services rendered	—	—	8,000	14,400	—	—	—	—	14,400
Common stock issued in July 2010 for options exercised	—	—	86,875	61,875	—	(61,875)	—	—	—
Common stock issued in August 2010 at $1.79 per share in exchange for services rendered	—	—	8,000	14,320	—	—	—	—	14,320
Sale of common stock in August 2010 at $1.57 per share	—	—	12,740	20,000	—	—	—	—	20,000
Common stock issued in September 2010 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Common stock issued in October 2010 at $1.50 per share in exchange for services rendered		—	8,000	12,000	—	—	—	—	12,000
Common stock issued in November 2010 at $1.55 per share in exchange for services rendered	—	—	21,000	32,550	—	—	—	—	32,550
Common stock subscription due offset by note payable	—	—	—	—	—	6,875	—	—	6,875
Beneficial conversion feature attributable to convertible debt	—	—	—	—	15,176	—	—	—	15,176
Fair value of vested options issued for services	—	—	—	—	136,931	—	—	—	136,931
Net loss	—	—	—	—	—	—	—	(1,082,047)	(1,082,047)
Balance, December 31, 2010	—	$—	11,641,913	$5,527,508	$2,101,945	$(163,750)	$—	$(8,132,538)	$(666,835)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance, January 1, 2011	—	$—	11,641,913	$5,527,508	$2,101,945	$(163,750)	$—	$(8,132,538)	$(666,835)
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.00 per share	—	—	66,000	66,000	—	—	—	—	66,000
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.11 per share	—	—	353,838	392,760	—	—	—	—	392,760
Common stock issued in March 2011 at $1.00 per share in exchange for services rendered	—	—	8,000	8,000	—	—	—	—	8,000
Common stock subscription offset by note payable	—	—	—	—	—	34,375	—	—	34,375
Common stock issued in April 2011 at $0.95 per share in exchange for services rendered	—	—	8,000	7,600	—	—	—	—	7,600
Common stock issued in April 2011 at $1.06 per shares as board compensation	—	—	37,750	40,015	—	—	—	—	40,015
Common stock issued in May 2011 at $0.80 per share in exchange for services rendered	—	—	8,000	6,400	—	—	—	—	6,400
Common stock issued in June 2011 at $0.80 per share in exchange for services rendered	—	—	8,000	6,400	—	—	—	—	6,400
Common stock issued in August 2011 at $0.57 per share in exchange for services rendered	—	—	8,000	4,560	—	—	—	—	4,560
Common stock issued in August 2011 at $0.85 per share as board compensation	—	—	37,250	31,663	—	—	—	—	31,663
Subtotal	—	$—	12,176,751	$6,090,906	$2,101,945	$(129,375)	$—	$(8,132,538)	$(69,062)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	$—	12,176,751	$6,090,906	$2,101,945	$(129,375)	$—	$(8,132,538)	$(69,062)
Sale of common stock in August 2011 at $0.25 per share	—	—	20,000	5,000	—	—	—	—	5,000
Common stock issued in September 2011 at $0.27 per share in exchange for services rendered	—	—	8,000	2,160	—	—	—	—	2,160
Common stock issued in September 2011 at $0.50 per share in exchange for services rendered	—	—	8,000	4,000	—	—	—	—	4,000
Common stock issued in October 2011 at $0.72 per share in exchange for services rendered	—	—	8,000	5,760	—	—	—	—	5,760
Common stock issued in October 2011 at $0.44 per share in exchange for services rendered	—	—	37,500	16,500	—	—	—	—	16,500
Sale of common stock in October 2011 at $1.00 per share	—	—	88,000	88,000	—	—	—	—	88,000
Common stock issued in November 2011 at $0.57 per share in exchange for services rendered	—	—	8,000	4,560	—	—	—	—	4,560
Sale of common stock in December 2011 at $1.00 per share	—	—	60,000	60,000	—	—	—	—	60,000
Common stock issued in December 2011 at $0.57 per share in exchange for services rendered	—	—	8,000	4,560	—	—	—	—	4,560
Common stock issued in settlement of outstanding convertible notes and related accrued interest	—	—	183,322	196,157	—	—	—	—	196,157
Proceeds received from common stock subscription	—	—	—	—	—	1,000	—	—	1,000
Fair value of vested options issued for services	—	—	—	—	186,431	—	—	—	186,431
Net loss	—	—	—	—	—	—	—	(473,183)	(473,183)
Balance, December 31, 2011	—	$—	12,605,573	$6,477,603	$2,288,376	$(128,375)	$—	$(8,605,721)	$31,883

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance, December 31, 2011	—	$—	12,605,573	$6,477,603	$2,288,376	$(128,375)	$—	$(8,605,721)	$31,883
Common stock issued in January 2012 at $0.80 per share for services rendered	—	—	8,000	6,400	—	—	—	—	6,400
Common stock issued in January 2012 at $0.60 per share for accruals	—	—	37,500	22,500	—	—	—	—	22,500
Common stock issued in February 2012 at $0.80 per share for services rendered	—	—	8,000	6,400	—	—	—	—	6,400
Common stock issued in March 2012 at $0.80 per share for services rendered	—	—	8,000	6,400	—	—	—	—	6,400
Common stock issued in April 2012 at $0.57 per share for services rendered	—	—	8,000	4,560	—	—	—	—	4,560
Common stock issued in April 2012 at $0.80 per share for services rendered	—	—	37,500	30,000	—	—	—	—	30,000
Common stock issued in May 2012 at $0.35 per share for services rendered	—	—	8,000	2,800	—	—	—	—	2,800
Common stock issued in June 2012 at $0.41 per share for services rendered	—	—	8,000	3,280	—	—	—	—	3,280
Sale of common stock in June 2012 at $1.00 per share	—	—	40,000	40,000	—	—	—	—	40,000
Subtotal	—	$—	12,768,573	$6,599,943	$2,288,376	$(128,375)	$—	$(8,605,721)	$154,223

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2012

	Preferred shares		Common shares		Additional			Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Deferred Compensation	Development stage	Total
Balance forward	—	$—	12,768,573	$6,599,943	$2,288,376	$(128,375)	$—	$(8,605,721)	$154,223
Common stock issued in July 2012 at $0.40 per share for services rendered	—	—	8,000	3,200	—	—	—	—	3,200
Common stock issued in July 2012 at $0.44 per share for services rendered	—	—	37,500	16,500	—	—	—	—	16,500
Sale of common stock in July 2012 at $1.00 per share	—	—	10,000	10,000	—	—	—	—	10,000
Common stock issued in August 2012 at $0.38 per share for services rendered	—	—	8,000	3,061	—	—	—	—	3,061
Sale of common stock in August 2012 at $1.00 per share	—	—	40,000	40,000	—	—	—	—	40,000
Sale of common stock in October 2012 at $1.00 per share	—	—	35,000	35,000	—	—	—	—	35,000
Common stock issued in October 2012 at $0.39 per share for services	—	—	37,500	14,625	—	—	—	—	14,625
Common stock issued in October 2012 at $0.40 per share for services	—	—	8,000	3,200	—	—	—	—	3,200
Sale of common stock in November 2012 at $1.00 per share	—	—	40,000	40,000	—	—	—	—	40,000
Common stock issued in November 2012 at $0.35 per share for services	—	—	8,000	2,800	—	—	—	—	2,800
Common stock issued in December 2012 at $0.34 per share for services	—	—	8,000	2,705	—	—	—	—	2,705
Common stock issued in December 2012 at $0.28 per share for services	—	—	8,000	2,204	—	—	—	—	2,204
Sale of common stock in December 2012 at $1.00 per share	—	—	18,000	18,000	—	—	—	—	18,000
Fair value of vesting options for services	—	—	—	—	121,349	—	—	—	121,349
Net loss	—	—	—	—	—	—	—	(585,950)	(585,950)
Balance, December 31, 2012	—	$—	13,034,573	$6,791,238	$2,409,725	$(128,375)	$—	$(9,191,671)	$(119,083)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period from
	2012	2011	February 16, 1999 (date of inception) through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(585,950)	$(473,183)	$(9,191,671)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	13,992	15,982	229,835
Amortization of deferred compensation	—	—	46,926
Amortization of beneficial conversion feature relating to convertible debt	—	13,247	15,176
Loss on settlement of debt	—	12,835	12,835
Common stock issued in exchange for services rendered	108,135	142,178	793,852
Impairment of intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	121,349	186,431	2,347,623
Changes in operating liabilities:
Prepaid expenses	(14,714)	—	(14,714)
Accounts payable and accrued liabilities	84,501	(24,803)	613,752
Net cash (used in) provided by operating activities:	(272,687)	(127,313)	(3,346,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	(6,780)	(228,371)
Net cash (used in) investing activities:	—	(6,780)	(228,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	47,000	65,000	193,454
Proceeds from sale of common stock	183,000	154,000	3,277,845
Exercise of common stock options	—	—	42,500
Net (payments) proceeds, related party	—	(44,400)	62,000
Net cash (used in) provided by financing activities	230,000	174,600	3,575,799

Increase (decrease) in cash and cash equivalents	(42,687)	40,507	1,042
Cash and cash equivalents beginning of period	43,729	3,222	—
Cash and cash equivalents end of period	$1,042	$43,729	$1,042

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for income taxes	$—	$—	$—

Non cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$—	$196,157	$196,157
Common stock issued in settlement of accounts payable and accrued expenses	$22,500	$458,760	$481,260
Convertible debt adjusted with subscription receivable	$—	$34,375	$41,250
Beneficial conversion feature of convertible notes payable	$—	$—	$15,176
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000

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

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a loss of $585,950 and $473,183 during the years ended December 31, 2012 and 2011, respectively. For the period from February 16, 1999 (date of inception) through December 31, 2012, the Company has accumulated losses of $9,191,671. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3). As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2013.

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

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. For the year ended December 31, 2012 and 2011 common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 13,367,973 and 13,652,640 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes “ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences. As of December 31, 2012 and 2011, the Company has provided a 100% valuation against the deferred tax benefits.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at December 31, 2012 and December 31, 2011.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $130,190 and $217,106 for the year ended December 31, 2012 and 2011, respectively and $2,201,517 from the period from February 16, 1999 (date of inception) to December 31, 2012.

During the years ended December 31, 2012 and 2011, the Company received $0 and $209,671, respectively, grant income under a federal program entitled the Qualifying Therapeutic Discovery Project. The grant was only available to taxpayers with no more than 250 employees and covers up to 50 percent of qualified investment made in 2009 and 2010 within the overall cap.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of December 31, 2012.

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

For the year ended December 31, 2012 and 2011, the Company granted 85,000 and 285,000 employee stock options, respectively. The fair value of issued vesting options is $121,349 and $186,431 for the year ended December 31, 2012 and 2011, respectively.

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

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011
Computer equipment	$67,983	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	238,800	238,800
Less: accumulated depreciation	(229,836)	(215,844)
	$8,964	$22,956

During the years ended December 31, 2012 and 2011, depreciation expense charged to operations was $13,992 and $15,983, respectively.

NOTE 3 — RELATED PARTY CONVERTIBLE NOTES PAYABLE

7.5% Shareholder Note

On September 24, 2009, the Company issued a note totaling $38,000 to a shareholder/director, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The notes are convertible into the Company’s common stock at a conversion rate of $2.25 per share. On November 3, 2010 and January 2, 2011, $6,875 and $31,125, respectively of the outstanding note was offset by a common stock subscription receivable due to the Company leaving a -0- balance at the end of 2011.

5 year 7.5% related party convertible note dated May 2010

One of our board members owns 40% of an entity that entered into a 5-year, 7.5% interest, convertible note agreement with the Company for the amount of $71,454 in May 2010. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $1.13 per share. On January 2, 2011, $3,250 of the outstanding note payable was offset by a common stock subscription receivable due the Company. During the year ended December 31, 2011, the Company has charged $18,362 to interest expense inclusive of debt discount amortization.

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

During the year ended December 31, 2011, the Company recorded an amortization and write-off of the discount of $13,247as a charge against current period interest expense.

In December 2011, the Company issued an aggregate of 78,846 shares of common stock in settlement of the entire outstanding note payable and related accrued interest.  In connection with the settlement, the Company recognized $4,626 loss on settlement of debt in current period operations.

5 year 7.5% related party convertible note payable dated August 24, 2011

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

As of December 31, 2012 and 2011, there were no outstanding Convertible related party notes.

Officer Non-interest bearing note payable

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. There were no amount outstanding at December 31, 2012 and 2011.

NOTE 4 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at December 31, 2012 and 2011 are as follows:

	2012	2011
No Note payable, dated June 21, 2012	$20,000	$-
Note payable, dated June 22, 2012	15,000	-
Note payable, dated September 12, 202	10,000	-
Note payable, dated December 4, 2012	$2,000	$—
Total	47,000	—
Less: current portion	—	—
Long term portion	$47,000	$—

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

On December 4, 2012, the Company issued a $2,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

NOTE 5 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through December 31, 2012, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of December 31, 2012 and 2011 the Company has 13,034,573 and 12,605,573 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2012, the Company issued an aggregate of 246,000 shares of common stock for services in the amount of $130,635 out of which 37,500 shares of common stock were issued for a value of $22,500 related to prior accruals no gain or loss was recognized.

During the year ended December 31, 2012, the Company sold 183,000 shares of common stock valued at $183,000.

All common stock issued for services was valued based upon the quoted market price at the time of the issuances.

NOTE 6 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2012:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	1.47	$0.13	40,000	$0.13
2.25	23,629	0.06	2.25	23,629	2.25
	63,629			63,629

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	95,029	$1.29
Issued	—	—
Exercised	—	—
Expired	(17,500)	(2.00)
Outstanding at December 31, 2011	77,529	$1.11
Issued	—	—
Exercised	—	—
Expired	(13,900)	(2.00)
Outstanding at December 31, 2012	63,629	$0.92

 Options

Employee Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	6.46	$0.13	80,000	$0.13
0.15	400,000	1.46	0.15	400,000	0.15
0.80	85,000	8.20	0.80	37,188	0.80
1.00	846,875	3.77	1.00	761,875	1.00
1.11	200,000	8.00	1.11	95,833	1.11
2.25	167,696	5.40	2.25	167,696	2.25
	1,779,571		$0.89	1,542,592	$0.87

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	1,481,571	$0.86
Granted	285,000	1.02
Exercised	—	—
Canceled or expired	(72,000)	(0.86)
Outstanding at December 31, 2011	1,694,571	$0.88
Granted	85,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2012:	1,779,571	$0.89

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

__________________________

(a)The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted employee options of $114,677 and $157,036 was charged during the year ended December 31, 2012 and 2011, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at September 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	110,000	3.20	$1.00	110,000	$1.00
1.40	105,000	6.23	1.40	105,000	1.40
	215,000		$1.20	215,000	$1.20

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010:	375,000	$0.90
Granted	—	—
Exercised	—	—
Expired	(120,000)	(0.50)
Outstanding at December 31, 2011	255,000	$1.09
Granted	—	—
Exercised	—	—
Expired	(40,000)	(0.50)
Outstanding at December 31, 2012:	215,000	$1.20

The fair value of the vested portion of previously granted non-employee options of $6,672 and $29,394 was charged during the year December 31, 2012 and 2011, respectively.

NOTE 7 - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2012	2011
Net loss available to Common stockholders	$(585,950)	$(473,183)
Basic and diluted loss per share	$(0.05)	$(0.04)
Weighted average common shares outstanding	12,800,973	12,168,765

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

At December 31, 2012, the Company has available for federal and California income tax purposes net operating loss carry forwards of approximately $6,800,000, expiring through the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

Deferred net tax assets consist of the following at December 31, 2012 and 2011:

2012 2011

Stock Compensation $ 663,778

Net Operating Losses 2,694,219 $ 1,663,875

Less valuation allowance (3,327,997) (1,663,875)

Net deferred tax asset $0 $0

The provision for Federal taxes differs from Federal statutory rates primarily due to state taxes and the change in the valuation allowance.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2012 and 2011.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s main office is located in Santa Clara, California. The lease had a term of 12 months, which began on August 1, 2012 and expires on July 31, 2013.  The Company currently pays rent and related costs of $300.00 per month.

Additionally, the Company leases a laboratory, in San Leandro, California. The lease has a term of 12 months, which began on January 1, 2013 and expires on December 31, 2013. The Company currently pays rent and related costs of $1,306 per month.

Litigation

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by an individual.  The complaint alleges that the Company has not paid this individual for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,898.  The Company denies all allegations against it and is vigorously defending itself against this complaint, and accordingly no liability has been recognized as of December 31, 2012.

On August 20, 2012, the Company filed a motion as plaintiff to allow late filing of a malpractice claim against Heller Ehrman LLP, discovered after claims bar date, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. The first hearing was held on November 1, 2012 before the United States Bankruptcy Judge at San Francisco, California.

We are not a party to any additional pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

NOTE 10 - SUBSEQUENT EVENTS

In January 2013, the Company issued 37,500 shares of common stock as board fees and 8,000 shares as legal fees for services rendered.

In January 2013, the Company issued 10,000 shares for the sale of its common stock for $1.00 per share.

In January 2013, the Company issued a Convertible note for $3,000 with interest of 7.5% per annum, due two years from the date of issuance. The note is convertible into the Company’s common stock at a $1.00 per share conversion price.

In February 2013, the Company issued 8,000 shares as legal fees for services rendered.

In February 2013, the Company issued a Convertible note for $4,000 with interest of 7.5% per annum, due five years from the date of issuance. The note is convertible into the Company’s common stock at a $1.00 per share conversion price.

In March 2013, the Company issued 8,000 shares as legal fees for services rendered.

In March 2013, the Company issued 20,000 shares for the sale of its common stock for $1.00 per share.

In the month of March 2013, the board authorized the issuance of 30,000 shares of stock options to each of the five Scientific Advisory Board members, with an exercise price of $1.00 vesting over four years.