Form 10-Q
period 2013-03-31
IRIS BIOTECHNOLOGIES INC
filed 2013-05-15
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

As of May 15, 2013 the issuer had 13,189,573 outstanding shares of Common Stock.

1

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4
Unaudited Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period February 16, 1999 (date of inception) to December 31, 2012	5
Unaudited Condensed Statement of Stockholders’ Deficit for the three months ended March 31, 2013	6
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period February 16, 1999 (date of inception) to March 31, 2013	7
Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$719	$1,042
Prepaid expenses	5,534	14,714
Total current assets	6,253	15,756
Property, plant and equipment, net of accumulated depreciation of $231,306 and $229,836 as of March 31, 2013 and December 31, 2012, respectively	7,494	8,964
Total assets	$13,747	$24,720
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$110,418	$96,803
Advances, related party	1,200	—
Total current liabilities	111,618	96,803
Long term debt:
Convertible notes payable	54,000	47,000
Total debt	165,618	143,803
Commitments and contingencies	—	—
STOCKHOLDERS' DEFICIT
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, no par; 20,000,000 shares authorized; 13,126,073 and 13,034,573 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	6,841,625	6,791,238
Additional paid in capital	2,429,670	2,409,725
Common stock subscription receivable	(128,375)	(128,375)
Deficit accumulated during development stage	(9,294,791)	(9,191,671)
Total stockholders' deficit	(151,871)	(119,083)
Total liabilities and stockholders' deficit	$13,747	$24,720

The accompanying notes are an integral part of these financial statements.

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		For the period from
	2013	2012	February 16, 1999 (date of inception) through March 31, 2013
Operating expenses:
Selling, general and administrative	$96,045	$150,316	$5,228,433
Research and development (Note 1)	4,642	17,107	2,206,157
Impairment of intellectual property	—	—	1,838,250
Depreciation	1,471	4,032	231,307
Total operating expenses	102,158	171,455	9,504,147
Net loss from operations	(102,158)	(171,455)	(9,504,147)
Other income (expense):
Grant income	—	—	244,480
Loss on settlement of debt	—	—	(12,835)
Interest income (expense)	(962)	—	(22,287)
Net loss before provision for income taxes	(103,120)	(171,455)	(9,294,789)
Income taxes	—	—	—
Net loss	$(103,120)	$(171,455)	$(9,294,789)
Loss per common share-basic	$(0.01)	$(0.01)
Weighted average number of common shares outstanding- basic and diluted	13,099,995	12,654,013

The accompanying notes are an integral part of these financial statements.

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2013
(unaudited)

	Preferred shares		Common shares		Additional		Deficit accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscription Receivable	Development stage	Total
Balance, December 31, 2012	—	$—	13,034,573	$6,791,238	$2,409,725	$(128,375)	$(9,191,671)	$(119,083)
Common stock issued in January 2013 at $0.325 per share for services rendered	—	—	37,500	12,181	—	—	—	12,181
Common stock issued in January 2013 at $0.276 per share for services rendered	—	—	8,000	2,206	—	—	—	2,206
Sale of common stock in January 2013 at $1.00 per share	—	—	10,000	10,000	—	—	—	10,000
Common stock issued in February 2013 at $0.35 per share for services rendered	—	—	8,000	2,800	—	—	—	2,800
Common stock issued in March 2013 at $0.40 per share for services rendered	—	—	8,000	3,200	—	—	—	3,200
Sale of common stock in March 2013 at $1.00 per share	—	—	20,000	20,000	—	—	—	20,000
Fair value of vesting options	—	—	—	—	19,945	—	—	19,945
Net loss	—	—	—	—	—	—	(103,120)	(103,120)
Balance, March 31, 2013	—	$—	13,126,073	$6,841,625	$2,429,670	$(128,375)	$(9,294,791)	$(151,871)

The accompanying notes are an integral part of these financial statements.

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,		For the period from
	2013	2012	February 16, 1999 (date of inception) through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,120)	$(171,455)	$(9,294,789)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	1,471	4,032	231,307
Amortization of deferred compensation	—	—	46,926
Amortization of beneficial conversion feature relating to convertible debt	—	—	15,176
Loss on settlement of debt	—	—	12,835
Common stock issued in exchange for services rendered	20,385	19,200	814,237
Impairment of intellectual property	—	—	1,800,000
Options and warrants issued in exchange for services rendered	19,945	48,111	2,367,568
Changes in operating liabilities:
Prepaid expenses	9,181	—	(5,534)
Accounts payable and accrued liabilities	13,615	58,579	627,366
Net cash (used in) provided by operating activities:	(38,523)	(41,533)	(3,384,909)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	—	(228,371)
Net cash (used in) investing activities:	—	—	(228,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	7,000	—	200,454
Proceeds from sale of common stock	30,000	—	3,307,845
Exercise of common stock options	—	—	42,500
Net (payments) proceeds, related party	1,200	—	63,200
Net cash (used in) provided by financing activities	38,200	—	3,613,999
Increase (decrease) in cash and cash equivalents	(323)	(41,533)	719
Cash and cash equivalents beginning of period	1,042	43,729	—
Cash and cash equivalents end of period	$719	$2,196	$719
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—	$277
Cash paid during the period for income taxes	$—	$—	$—
Non cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$—	$—	$196,157
Common stock issued in settlement of accounts payable and accrued expenses	$—	$22,500	$481,260
Convertible debt adjusted with subscription receivable	$—	$—	$41,250
Beneficial conversion feature of convertible notes payable	$—	$—	$15,176
Common stock issued in exchange for intellectual property	$—	$—	$1,800,000

The accompanying notes are an integral part of these financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited condensed financial statements should be read in conjunction with the December 31, 2012 financial statements and footnotes thereto included in the Company’s Form 10-K filed on April 1, 2013.

Business and Basis of Presentation

Iris Biotechnologies, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2013, the Company has accumulated losses of $9,294,789.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of March 31, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For all periods presented, common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 13,666,995 and 14,137,888 for the three months ended March 31, 2013 and 2012, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at March 31, 2013 and December 31, 2012.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $4,642 and $17,107 for the three months ended March 31, 2013 and 2012, respectively; and $2,206,157 from the period from February 16, 1999 (date of inception) to March 31, 2013.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a loss of $103,120 during the three months ended March 31, 2013. For the period from February 16, 1999 (date of inception) through March 31, 2013, the Company has accumulated losses of $9,294,789. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder. As in the past, Mr. Chin has committed to provide all necessary funding needed to meet the Company’s financial obligations through the next twelve months and beyond.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the unaudited condensed financial statement as of March 31, 2013.

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

During the three months ended March 31, 2013 and 2012, the Company granted no employee stock options. The fair values of issued vesting options were $19,945 and $48,111 for the three months ended March 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Computer equipment	$67,983	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	238,800	238,800
Less: accumulated depreciation	(231,306)	(229,836)
	$7,494	$8,964

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
No Note payable, dated June 21, 2012	$20,000	$20,000
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated September 12, 2012	10,000	10,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	3,000	-
Note payable, dated February 1, 2013	4,000
Total	54,000	47,000
Less: current portion	—	—
Long term portion	$54,000	$47,000

On January 17, 2013, the Company issued a $3,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

On February 1, 2013, the Company issued a $4,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

NOTE 4 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through March 31, 2013, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of March 31, 2013 and December 31, 2012 the Company has 13,126,073 and 13,034,573 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2013, the Company sold an aggregate of 30,000 shares of common stock for net proceeds of $30,000.

During the three months ended March 31, 2013, the Company issued an aggregate of 61,500 shares of common stock for services in the amount of $20,385.

NOTE 5 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at March 31, 2013 and changes for the quarter:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	1.47	$0.13	40,000	$0.13

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	63,629	$0.92
Issued	—	—
Exercised	—	—
Expired	(23,629)	(2.25)
Outstanding at March 31, 2013	40,000	$0.13

Options

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at March 31, 2013 and changes for the quarter:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	6.22	$0.13	80,000	$0.13
0.15	400,000	1.22	0.15	400,000	0.15
0.80	85,000	7.96	0.80	42,500	0.80
1.00	846,875	3.52	1.00	774,271	1.00
1.11	200,000	7.76	1.11	108,333	1.11
2.25	167,696	5.15	2.25	167,696	2.25
	1,779,571		$0.89	1,572,800	$0.87

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,779,571	$0.89
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2013:	1,779,571	$0.89

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	260,000	6.99	$1.00	110,000	$1.00
1.40	105,000	5.99	1.40	105,000	1.40
	365,000		$1.12	215,000	$1.20

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	215,000	$1.20
Granted	150,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2013:	365,000	$1.12

In March 2013, the Company granted 150,000 non- employee stock options with an exercise price of $1.00 vesting over four years and expiring ten years from issuance. The fair value was determined based on a black scholes model.

The fair value of the vested portion of previously granted options of $19,945 and $48,111 was charged during the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by Kenneth Stiver. The complaint alleges that the Company has not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,898. The Company denies all allegations against it and is vigorously defending itself against this complaint, and accordingly no liability has been recognized as of March 31, 2013.

We are not a defendant to any additional pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

NOTE 7 - SUBSEQUENT EVENTS

In April 2013, the Company issued two Convertible notes totaling $4,000 with interest of 7.5% per annum, due five years from the date of issuance. The notes are convertible into the Company’s common stock at a $1.00 per share conversion price.

In April 2013, the Company issued 8,000 shares of common stock as legal fees for services rendered.

In May 2013, the Company issued 37,500 shares of common stock as board fees and 8,000 shares of common stock as legal fees for services rendered.

In May 2013, the Company issued 10,000 shares for the sale of its common stock for $1.00 per share.

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

Overview

Since inception on February 16, 1999 through March 31, 2013, we have sustained cumulative net losses of $9,294,789. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through March 31, 2013, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

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

Number of Employees

From our inception through the period ended March 31, 2013, we have relied on the services of full time and part-time employees as well as outside consultants. We currently have 5 full-time and part-time employees and 8 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31,, 2012

Revenues

We have generated no operating revenues from operations since our inception.

Costs and Expenses

Since our inception through March 31, 2013, we have incurred cumulative losses of $9,294,789. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $54,271 from $150,316 for the three months ended March 31, 2012 to $96,045 for the three months ended March 31, 2013. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $40,330 for the three months ended March 31, 2013 and $67,311 for the three months ended March 31, 2012, a period to period decrease of $26,981. The remaining SG&A expenses, which required cash amounted to $55,715 and $83,005 for the three months ended March 31, 2013 and 2012, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $17,107 for the three months ended March 31, 2012 to $4,642 for the three months ended March 31, 2013.

As a result of the above-mentioned expenses, net losses decreased from $171,455 for the three months ended March 31, 2012 to a net loss of $103,120 for the three months ended March 31, 2013.

 Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficit of $105,365 as compared to working capital deficit of $81,047 as of December 31, 2012. Our cash position was $719 as of March 31, 2013 compared to $1,042 as of December 31, 2012. From our inception to March 31, 2013 we have incurred an operating cash flow deficit of $3,384,909, which has been principally financed through the private placement of our common stock, advances from related parties, issuance of notes payable and financial support of the Company's Chief Executive Officer (CEO). As of March 31, 2013, we had $54,000 of long-term debt.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2013, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over financial Reporting

During the three months ended March 31, 2013, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by Kenneth Stiver. The complaint alleges that the Company has not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,898. The Company denies all allegations against it and is vigorously defending itself against this complaint, and accordingly no liability has been recognized as of March 31, 2013.

On August 20, 2012, the Company filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. The final brief was filed on March 22, 2013, and we are waiting to hear from the court.

We are not a party to any additional pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2013, we issued 61,500 shares of common stock to consultants for services rendered and satisfaction of certain accrued expenses in the amount of $20,385. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

Date: May 15, 2013	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

