Form 10-Q
period 2013-06-30
IRIS BIOTECHNOLOGIES INC
filed 2013-08-14
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013 the issuer had 13,316,573 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period February 16, 1999 (date of inception) to June 30, 2013	5
Unaudited Condensed Statement of Stockholders’ Deficit for the six months ended June 30, 2013	6
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period February 16, 1999 (date of inception) to June 30, 2013	7
Notes to the Unaudited Condensed Financial Statements	8

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$ 1,095	$ 1,042
Prepaid expenses	534	14,714
Total current assets	1,629	15,756

Property, plant and equipment, net of accumulated depreciation of $232,752 and $229,836 as of June 30, 2013 and December 31, 2012, respectively	6,048	8,964

Total assets	$ 7,677	$ 24,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 155,319	$ 96,803
Advances, related party	200	-
Total current liabilities	155,519	96,803

Long term debt:
Convertible notes payable	60,000	47,000
Total debt	215,519	143,803

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and December 31, 2012	-	-
Common stock, no par; 20,000,000 shares authorized; 13,189,573 and 13,034,573 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	6,872,354	6,791,238
Additional paid in capital	2,452,945	2,409,725
Common stock subscription receivable	(128,375)	(128,375)
Deficit accumulated during development stage	(9,404,766)	(9,191,671)
Total stockholders' deficit	(207,842)	(119,083)

Total liabilities and stockholders' deficit	$ 7,677	$ 24,720

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from
	2013	2012	2013	2012	February 16, 1999 (date of inception) through June 30, 2013
Operating expenses:
Selling, general and administrative	$ 100,327	$ 81,225	$ 196,372	$ 231,541	$ 5,328,760
Research and development (Note 1)	7,118	13,908	11,760	31,015	2,213,277
Impairment of intellectual property	-	-	-	-	1,838,250
Depreciation	1,445	4,275	2,916	8,307	232,752
Total operating expenses	108,890	99,408	211,048	270,863	9,613,039

Net loss from operations	(108,890)	(99,408)	(211,048)	(270,863)	(9,613,039)

Other income (expense):
Grant income	-	-	-	-	244,480
Loss on settlement of debt	-	-	-	-	(12,835)
Interest income (expense)	(1,085)	(62)	(2,047)	(62)	(23,372)

Net loss before provision for income taxes	(109,975)	(99,470)	(213,095)	(270,925)	(9,404,766)

Income taxes	-	-	-	-	-

Net loss	$ (109,975)	$ (99,470)	$ (213,095)	$ (270,925)	$ (9,404,766)

Loss per common share-basic	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of common shares outstanding-basic and diluted	13,167,447	12,719,183	13,133,907	12,686,598

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2013
(unaudited)

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance, December 31, 2012	-	$ -	13,034,573	$ 6,791,238	$ 2,409,725	$ (128,375)	$ -	$ (9,191,671)	$ (119,083)
Common stock issued in January 2013 at $0.325 per share for services rendered	-	-	37,500	12,181	-	-	-	-	12,181
Common stock issued in January 2013 at $0.276 per share for services rendered	-	-	8,000	2,206	-	-	-	-	2,206
Sale of common stock in January 2013 at $1.00 per share	-	-	10,000	10,000	-	-	-	-	10,000
Common stock issued in February 2013 at $0.35 per share for services rendered	-	-	8,000	2,800	-	-	-	-	2,800
Common stock issued in March 2013 at $0.40 per share for services rendered	-	-	8,000	3,200	-	-	-	-	3,200
Sale of common stock in March 2013 at $1.00 per share	-	-	20,000	20,000	-	-	-	-	20,000
Common stock issued in April 2013 at $0.40 per share for services rendered	-	-	8,000	3,200	-	-	-	-	3,200
Common stock issued in May 2013 at $0.40 per share for services rendered			8,000	3,185	-	-	-	-	3,185
Sale of common stock in May 2013 at $1.00 per share			10,000	10,000	-	-	-	-	10,000
Common stock issued in May 2013 at $0.38 per share for services rendered			37,500	14,344	-	-	-	-	14,344
Fair value of vesting options	-	-	-	-	43,220	-	-	-	43,220
Net loss	-	-	-	-	-	-	-	(213,095)	(213,095)
Balance, June 30, 2013	-	$ -	13,189,573	$ 6,872,354	$ 2,452,945	$ (128,375)	$ -	$ (9,404,766)	$ (207,842)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,		For the period from
	2013	2012	February 16, 1999 (date of inception) through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (213,095)	$ (270,925)	$ (9,404,766)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	2,916	8,307	232,752
Amortization of deferred compensation	-	-	46,926
Amortization of beneficial conversion feature relating to convertible debt	-	-	15,176
Loss on settlement of debt	-	-	12,835
Common stock issued in exchange for services rendered	41,116	59,840	834,967
Impairment of intellectual property	-	-	1,800,000
Fair value of options and warrants vested	43,220	81,690	2,390,843
Changes in operating liabilities:
Prepaid expenses	14,180	-	(533)
Accounts payable and accrued liabilities	58,516	55,442	672,267
Net cash used in operating activities:	(53,147)	(65,646)	(3,399,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	-	-	(228,371)
Net cash used in investing activities:	-	-	(228,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	13,000	35,000	206,454
Proceeds from sale of common stock	40,000	40,000	3,317,845
Exercise of common stock options	-	-	42,500
Net (payments) proceeds, related party	200	-	62,200
Net cash provided by financing activities	53,200	75,000	3,628,999

Increase in cash and cash equivalents	53	9,354	1,095
Cash and cash equivalents beginning of period	1,042	43,729	-
Cash and cash equivalents end of period	$ 1,095	$ 53,083	$ 1,095

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ -	$ -	$ 277
Cash paid during the period for income taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$ -	$ -	$ 196,157
Common stock issued in settlement of accounts payable and accrued expenses	$ -	$ 22,500	$ 481,260
Convertible debt adjusted with subscription receivable	$ -	$ -	$ 41,250
Beneficial conversion feature of convertible notes payable	$ -	$ -	$ 15,176
Common stock issued in exchange for intellectual property	$ -	$ -	$ 1,800,000

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited condensed financial statements should be read in conjunction with the December 31, 2012 financial statements and footnotes thereto included in the Company’s Form 10-K filed on April 1, 2013.

Business and Basis of Presentation

Iris Biotechnologies, Inc. (the “Company”, “we”, “us”, “our”) was incorporated on February 16, 1999 under the laws of the State of California. The Company is in the development stage as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities and its efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2013, the Company has accumulated losses of $9,404,766.

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

JUNE 30, 2013

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of June 30, 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For all periods presented, common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 13,747,447 and 13,713,907 for the three and six months ended June 30, 2013, respectively; and 14,203,058 and 14,170,473 for the three and six months ended June 30, 2013, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at June 30, 2013 and December 31, 2012.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $7,118 and $11,760 for the three and six months ended June 30, 2013, respectively; $13,908 and $31,015 for the three and six months ended June 30, 2012, respectively; and $2,213,277 from the period from February 16, 1999 (date of inception) to June 30, 2013.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a loss of $213,095 during the six months ended June 30, 2013. For the period from February 16, 1999 (date of inception) through June 30, 2013, the Company has accumulated losses of $9,404,766. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder. As in the past, Mr. Chin has committed to provide all necessary funding needed to meet the Company’s financial obligations through the next twelve months and beyond.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the unaudited condensed financial statement as of June 30, 2013.

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

JUNE 30, 2013

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

During the six months ended June 30, 2013 and 2012, the Company granted no employee stock options. The fair values of issued vesting options were $23,275 and $43,220 for the three and six months ended June 30, 2013, respectively; and $33,579 and $81,690 for the three and six months ended June 30, 2012, respectively.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Computer equipment	$67,983	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	238,800	238,800
Less: accumulated depreciation	(232,752)	(229,836)
	$6,048	$8,964

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
No Note payable, dated June 21, 2012	$20,000	$20,000
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated September 12, 2012	10,000	10,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	3,000	-
Note payable, dated February 1, 2013	4,000
Notes payable, dated April 4, 2013	4,000
Note payable, dated June 21, 2013	2,000
Total	60,000	47,000
Less: current portion	—	—
Long term portion	$60,000	$47,000

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

On April 4, 2013, the Company issued an aggregate of $4,000 notes to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

On June 21, 2013, the Company issued a $2,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

NOTE 4 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through June 30, 2013, the Company has not issued any preferred shares.

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of June 30, 2013 and December 31, 2012 the Company has 13,189,573 and 13,034,573 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2013, the Company sold an aggregate of 40,000 shares of common stock for net proceeds of $40,000.

During the six months ended June 30, 2013, the Company issued an aggregate of 115,000 shares of common stock for services in the amount of $41,116.

NOTE 5 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at June 30, 2013 and changes for the quarter:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	1.22	$0.13	40,000	$0.13

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	63,629	$0.92
Issued	—	—
Exercised	—	—
Expired	(23,629)	(2.25)
Outstanding at June 30, 2013	40,000	$0.13

Options

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at June 30, 2013 and changes for the quarter:

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	5.97	$0.13	80,000	$0.13
0.15	400,000	0.97	0.15	400,000	0.15
0.80	85,000	7.71	0.80	47,813	0.80
1.00	846,875	3.27	1.00	781,354	1.00
1.11	200,000	7.51	1.11	120,833	1.11
2.25	167,696	4.90	2.25	167,696	2.25
	1,779,571		$0.89	1,597,696	$0.88

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,779,571	$0.89
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2013:	1,779,571	$0.89

Non-employee options

The following table summarizes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	260,000	6.74	$1.00	119,375	$1.00
1.40	105,000	5.74	1.40	105,000	1.40
	365,000		$1.12	224,375	$1.19

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	215,000	$1.20
Granted	150,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2013:	365,000	$1.12

IRIS BIOTECHNOLOGIES INC.

(A development stage company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

In March 2013, the Company granted 150,000 non- employee stock options with an exercise price of $1.00 vesting over four years and expiring ten years from issuance. The fair value was determined based on a black scholes model.

The fair values of issued vesting options were $23,275 and 43,220 for the three and six months ended June 30, 2013, respectively; and $33,579 and $81,690 for the three and six months ended June 30, 2012, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by Kenneth Stiver. The complaint alleges that the Company has not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,898. The Company denies all allegations against it and is vigorously defending itself against this complaint, and accordingly no liability has been recognized as of June 30, 2013.

We are not a defendant to any additional pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

NOTE 7 - SUBSEQUENT EVENTS

In July 2013, the Company issued 37,500 shares of common stock as board fees and 16,000 shares of common stock as legal fees for services rendered.

In July 2013, the Company issued 3,000 shares for the sale of its common stock for $1.00 per share.

In August 2013, the Company issued 62,500 shares for the sale of its common stock for $0.80 per share and 8,000 shares of common stock as legal fees for services rendered.

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

Overview

Since inception on February 16, 1999 through June 30, 2013, we have sustained cumulative net losses of $9,404,766. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through June 30, 2013, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

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

Number of Employees

From our inception through the period ended June 30, 2013, we have relied on the services of full time and part-time employees as well as outside consultants. We currently have 5 full-time and part-time employees and 8 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

We have generated no operating revenues from operations since our inception.

Costs and Expenses

Since our inception through June 30, 2013, we have incurred cumulative losses of $9,404,766. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $19,102 from $81,225 for the three months ended June 30, 2012 to $100,327 for the three months ended June 30, 2013. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $44,004 for the three months ended June 30, 2013 and $75,279 for the three months ended June 30, 2012, a period to period decrease of $31,275. The remaining SG&A expenses, which required cash amounted to $56,323 and $5,946 for the three months ended June 30, 2013 and 2012, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $13,908 for the three months ended June 30, 2012 to $7,118 for the three months ended June 30, 2013.

As a result of the above-mentioned expenses, net losses increased from $99,470 for the three months ended June 30, 2012 to a net loss of $109,975 for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

We have generated no operating revenues from operations since our inception.

Costs and Expenses

Since our inception through June 30, 2013, we have incurred cumulative losses of $9,404,766. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $35,169 from $231,541 for the six months ended June 30, 2012 to $196,372 for the six months ended June 30, 2013. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $84,335 for the six months ended June 30, 2013 and $164,030 for the six months ended June 30, 2012, a period to period decrease of $79,695. The remaining SG&A expenses, which required cash amounted to $112,037 and $67,511 for the six months ended June 30, 2013 and 2012, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $31,015 for the six months ended June 30, 2012 to $11,760 for the six months ended June 30, 2013.

As a result of the above-mentioned expenses, net losses decreased from $270,925 for the six months ended June 30, 2012 to a net loss of $213,095 for the six months ended June 30, 2013.”

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $153,890 as compared to working capital deficit of $81,047 as of December 31, 2012. Our cash position was $1,095 as of June 30, 2013 compared to $1,042 as of December 31, 2012. From our inception to June 30, 2013 we have incurred an operating cash flow deficit of $3,399,533, which has been principally financed through the private placement of our common stock, advances from related parties, issuance of notes payable and financial support of the Company's Chief Executive Officer (CEO). As of June 30, 2013, we had $60,000 of long-term debt.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 2013, virtually all of our financing has been through private placements of common stock, convertible notes and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2013, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over financial Reporting

During the three months ended June 30, 2013, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by Kenneth Stiver. The complaint alleges that the Company has not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,898. The Company denies all allegations against it and is vigorously defending itself against this complaint, and accordingly no liability has been recognized as of June 30, 2013. The company filed a motion for summary judgment on August 8, 2013.

On August 20, 2012, the Company filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. We presented case references and requested for our case to be reviewed objectively as a new case.  The Appeal Court Judge chose a different standard.   He only considered whether the bankruptcy judge's decision was "an abuse of discretion," and he affirmed the bankruptcy court decision on August 12, 2013. Iris is reviewing the decision to decide what to do next.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2013, we issued 115,000 shares of common stock to consultants for services rendered and satisfaction of certain accrued expenses in the amount of $41,116. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

Date: August 14, 2013	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)