Form 10-K
period 2013-12-31
IRIS BIOTECHNOLOGIES INC
filed 2014-03-31
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a closing sale price of $0.45 per share which was the last sale price of the common stock as of June 30, 2013) was $2,293,375.

 As of March 31, 2014, the issuer had 14,788,453 outstanding shares of Common Stock.

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

2008 to Present: A major setback:

In prosecuting the patent applications covering its core intellectual property, Iris suffered a four-year delay due to the failure and subsequent bankruptcy of Heller Ehrman, Iris’s legal counsel at that time. The failure of Heller Ehrman, a prominent law firm with more than 700 attorneys, resulted in communications from the USPTO going unanswered, including a response to a notice of allowance of Iris’s key patent.

This first and most critical failure occurred approximately three weeks after Iris’s patent attorney at Heller Ehrman and their entire intellectual property department in Menlo Park left the firm in March 2008.

Having discovered the Heller Ehrman failures through an outside law firm doing patent work for Iris in late 2011, Iris has regained its patent rights, having the key patent granted in 2012 and 2014, and now stands ready to move forward with patent enforcement and commercialization of its products.

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

Iris Today:

To date, Iris has invested approximately $10 million in preparation for the launch of multiple products and services based upon its patented Nano-biochip and BioWindows Medical Informatics System. Iris is now prepared to proceed with commercial scale manufacturing and launch of multiple products. We currently have six US patents plus a portfolio of patents issued worldwide. Iris has been keeping up and making adjustments to our products and technology, as well as intellectual property portfolio to stay at the forefront of its market sector.

Iris has an extensive pipeline of disease chips, including a BreastCancerChip, ColonCancerChip, NeuroChip, PrenatalChip, Comprehensive CancerChip, CardioChip, ViralChip and MetabolicChip; however, we have focused our initial efforts on helping breast cancer patients. In October 2010, Iris was awarded $245,000, the maximum amount given per grant under the US Qualifying Therapeutic Discovery Project (QTDP) Program. The QTDP grant provided recognition of Iris's patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

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

Our Competition:

Key competitors include Genomic Health and Agendia. The most direct competitor is Genomic Health, which had approximately $261.6 million of revenue in 2013, an 11 percent increase over the revenue in 2012 and a market capitalization of approximately $830 million. Genomic Health's Oncotype Dx prognostic test determines the recurrence and potential responsiveness to chemotherapy. Its CLIA test, which is not FDA approved, is a 21-gene expression test that classifies breast cancer patients as "low," "medium" or "high" risk of developing distance metastasis. Oncotype Dx ($4,175 per test) is used to analyze early-stage estrogen receptor positive breast cancers, and over 10,000 physicians have used it to help guide treatment for over 200,000 patients in 65 countries.

Agendia's Mammaprint prognostic test determines likelihood of recurrence and benefit of chemotherapy. It is an FDA-approved 70-gene expression test that classifies breast cancer patients as "low" or "high" risk of developing distance metastasis in a 10-year period and their potential responsiveness to chemotherapy for lymph node negative tumors up to 5 cm. Agendia is a privately held company, and their 2013 revenue is believed to be less than $30 million.

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

According to The American Cancer Society, about 1,660,290 new cancer cases are expected to be diagnosed in 2014. This estimate does not include carcinoma in situ (noninvasive cancer) of any site except urinary bladder, and does not include basal cell and squamous cell skin cancers, which are not required to be reported to cancer registries. In 2013, about 580,350 Americans are expected to die of cancer, almost 1,600 people per day. Cancer is the second most common cause of death in the US, exceeded only by heart disease, accounting for nearly 1 of every 4 deaths. Annually, approximately 12.7 million people worldwide are diagnosed with cancer.

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

We are also working on incorporating affordable, next-generation human genome sequencing, the genomes of microbes in living organisms, as well as protein biomarker profiling to make our technology platform even more powerful. It took more than $3 billion and thirteen years to complete the sequencing of the human genome. In 2014, it would be possible to sequence a person’s genome for less than $1,000. Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid molecular signature diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine.

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors. 2014 will be a defining year for us and for our industry.

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

Summary of Medical Care

According to the Centers for Medicare and Medicaid Service, US healthcare spending is projected to be 19.9 percent of GDP by 2022. A Forbes magazine article dated February 2, 2014 stated that the projected annual US healthcare Spending for 2013, 2014, and 2015 are $3.65 trillion, $3.8 trillion, and $4.0 trillion respectively. According to the Department of Health and Human Services (HHS), spending on national health care totaled only $2.4 trillion or 17 percent of GDP in 2008. A Los Angeles Times article dated January 6, 2014 stated that US healthcare spending as a share of the U.S. economy was 17.3% in 2011 and 17.2% in 2012 respectively. The US nominal GDP was estimated to be $17.4 trillion in January 2014, approximately a quarter of nominal global GDP.

The American Cancer Society estimates that approximately 232,340 American women were diagnosed with invasive breast cancer in 2013, as well as an estimated 64,640 additional cases of in situ breast cancer. 2014 is expected to be approximately same. A breast cancer patient, after the removal of the tumor, is usually treated with radiation and/or chemotherapy followed by additional therapies such as hormonal therapy or molecular antibody treatment.

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

Other Competitors

As we introduce products and services for new applications using our powerful technology platforms, we will have many more competitors in in multiple multi-billion-dollar markets.

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

  US 8,693,751 – The latest patent in a family of patents on our “Artificial intelligence system for genetic analysis.” This one has broader claims than US 8,107,693. Our patent protection expires on August 28, 2020.

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

Employees

As of March 31, 2014 we have 7 full-time and part-time employees and 6 full-time and part-time consultants. As we prepare to transition from product development to commercialization, we are currently in contract negotiations to hire additional employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred an accumulated deficit during development stage of $9,677,206 as of December 31, 2013. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

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

At Present, Our Success Depends Solely On the Successful Commercialization of Our Nano-Biochip Technology and BioWindows Artificial Intelligence System for Our Proposed Use As A Cancer Diagnostic Analysis Tool.

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

We Are Controlled By Current Officers, Directors And Principal Stockholders

Our directors, executive officers and principal stockholders and their affiliates beneficially own 65% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on August 1, 2011 and expires on July 31, 2014. We currently pay rent and related costs of approximately $300 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of month-to-months, which began on December 3, 2014. We have been at this laboratory for approximately 15 years. We currently pay rent and related costs of approximately $1,338 per month.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by Kenneth Stiver.  The complaint alleges that the Company has not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,898. The Company denies all allegations against it and is vigorously defending itself against this complaint, and accordingly no liability has been recognized as of March 26, 2012. This individual tried to extract money from the company in 2009 through his lawyer. After we asked for evidence of to substantiate claim, his lawyer stopped. In 2011, this individual asked another lawyer to do the same, and his lawyer went away after we asked for evidence to substantiate claim. In 2013, the case was dismissed.

On August 20, 2012, the Company filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. We presented case references and requested for our case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. Iris has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on August 5, 2008 under the symbol “IRSB”. The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2013.

	High Bid	Low Bid
Year Ended December 31, 2013
First Quarter	$0.40	$0.33
Second Quarter	$0.45	$0.38
Third Quarter	$0.45	$0.18
Fourth Quarter	$0.26	$0.18

	High Bid	Low Bid
Year Ended December 31, 2012
First Quarter	$0.80	$0.80
Second Quarter	$0.80	$0.35
Third Quarter	$0.51	$0.30
Fourth Quarter	$0.38	$0.25

As of March 31, 2014, we had 14,788,453 shares of common stock issued and outstanding and approximately 199 stockholders of record of our common stock.

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

Equity Compensation Plan Information

  The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,244,571	$0.90	975,514

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,244,571	$0.90	975,514

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2013, we issued the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

During the year ended December 31, 2013 the Company sold an aggregate of 293,100 shares of common stock for net proceeds of $244,080.

During the Year ended December 31, 2013 the Company issued an aggregate of 246,500 shares of common stock for services in the amount of $82,178.

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

Overview

Since inception on February 16, 1999 through December 31, 2013, we have sustained cumulative net losses of $9,977,206. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. As of December 31, 2013, we have convertible long-term debt of $61,000. From inception through December 31, 2013, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations, if needed. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

In Q1 2012, we were granted another key US patent, which fortified and broadened our intellectual property position just in time to reap the benefit of the convergence of the recent technological breakthroughs in the life sciences industry and the affordability of highly intensive computational systems along with high storage capacity. In Q1 2014, an additional key patent was granted to us. With six US patents and a portfolio of international patents already granted, we expect to play a key role this year in helping to fulfill the promise of personalized medicine in a meaningful way. We expect to begin an institutional review board (IRB) approved breast cancer clinical study very soon.

As mentioned earlier, we are also working on incorporating affordable, next-generation human genome sequencing, the genomes of microbes in living organisms, as well as protein biomarker profiling to make our technology platform even more powerful. It took more than $3 billion and thirteen years to complete the sequencing of the human genome. In 2014, it would be possible to sequence a person’s genome for less than $1,000. Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid molecular signature diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine.

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors. 2014 will be a defining year for us and for our industry.

 During 2014, we expect to spend about $50,000 for public relations, whereas we spent less than $10,000 on PR in 2013. During the severe recession, we spend investor dollars efficiently on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of Iris’s BioWindows medical informatics system. We have an extensive pipeline of disease chips including a BreastCancerChip™, ColonCancerChip™, NeuroChip™, CardioChip™, ComprehensiveCancerChip™, and MetabolicChip™.

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

As of December 31, 2013 we had sold/issued 4,105,997 shares of common stock and 95,029 five-year warrants, of which 35,029 have expired to accredited investors. We received an aggregate $3,520,925 on the sale of common stock and $42,500 on exercise of 383,125 options. We issued an aggregate 7,200,000 shares of common stock on transfer of technology worth $1,800,000 and 1,701,729 shares of common stock for services worth $1,357,290. We issued an aggregate of 188,372 shares of common stock on settlement of notes payable and accrued interest worth $201,207.

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

Product Research and Development

We anticipate spending, in order to accelerate our growth, which is contingent upon raising additional funds, at least $2,000,000 for product research and development activities related to our anticipated product launches during the next twelve months.

 Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do anticipate the acquisition of some material property, plant or equipment during the next 12 months, to accelerate our growth to fulfill the unmet needs of a large, growing market.

Number of Employees

From our inception through December 31, 2013, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

We have generated no operating revenues from operations since our inception. We believe we will begin earning revenues from operations in 2014 from actual operations as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through December 31, 2013, we have not generated any revenues and have incurred cumulative losses of $9,677,206. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $23,173 from $440,146 in 2012 to $416,973 in 2013. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $171,438 for 2013 and $227,280 for 2012, a year-to-year decrease of $58,046. The remaining SG&A expenses requiring cash amounted to $245,535 and $212,866 for 2013 and 2012, respectively. The decrease in our SG&A is primarily attributed to reduced stock based professional fees and staffing costs incurred in 2013. We used stock in lieu of cash to conserve our cash resources. Research and development costs decreased by $70,771 from $130,190 in 2012 to $59,419 in 2013. The research & development costs were mainly compensated in stock based compensation as we prepare our product for market.

As a result of the above-mentioned expenses, net loss decreased by $110,629 from $585,950 in 2012 to $485,535 in 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had working capital deficit of $172,256 as compared to working capital deficit of $81,047 as of December 31, 2012. Our cash position was $18,988 as of December 31, 2013 compared to $1,042 as of December 31, 2012. From inception to December 31, 2013 we have incurred an operating cash flow deficit of $3,591,720, which has been principally financed through the private placement of our common stock, the exercise of stock options, issuance of notes payable and loans from related party.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

For 2013 and 2012 we completed the following financing transactions:

a)	On June 26, 2012, we entered into an agreement to issue 40,000 shares of common stock to an investor for net proceeds of $40,000.
b)	On July 2, 2012, we entered into an agreement to issue 10,000 shares of common stock to an investor for net proceeds of $10,000.
c)	On August 26, 2012, we entered into an agreement to issue 40,000 shares of common stock to an investor for net proceeds of $40,000.
d)	October 1, 2012, we entered into agreements to issue an aggregate of 30,000 shares of common stock to investors for net proceeds of $30,000.
e)	On October 24, 2012, we entered into an agreement to issue 5,000 shares of common stock to an investor for net proceeds of $5,000.
f)	On November 6, 2012, we entered into an agreement to issue 40,000 shares of common stock to an investor for net proceeds of $40,000.
g)	On December 4, 2012, we entered into an agreement to issue 18,000 shares of common stock to an investor for net proceeds of $18,000.
h)	On January 4, 2013, we entered into an agreement to issue 10,000 shares of common stock to an investor for net proceeds of $10,000.
i)	On March 15, 2013, we entered into an agreement to issue 20,000 shares of common stock to an investor for net proceeds of $20,000.
j)	On May 7, 2013, we entered into an agreement to issue 10,000 shares of common stock to an investor for net proceeds of $10,000.
k)	On July 3, 2013, we entered into an agreement to issue 3,000 shares of common stock to an investor for net proceeds of $3,000.
l)	On August 3, 2013, we entered into an agreement to issue 62,500 shares of common stock to an investor for net proceeds of $50,000.
m)	On September 5, 2013, we entered into an agreement to issue 5,000 shares of common stock to an investor for net proceeds of $5,000.
n)	On October 1, 2013, we entered into an agreement to issue 6,300 shares of common stock to an investor for net proceeds of $5,040.
o)	On October 17, 2013, we entered into an agreement to issue 6,300 shares of common stock to an investor for net proceeds of $5,040.
p)	On October 21, 2013, we entered into an agreement to issue 20,000 shares of common stock to an investor for net proceeds of $16,000.
q)	On October 29, 2013, we entered into an agreement to issue 25,000 shares of common stock to an investor for net proceeds of $20,000.
r)	On December 4, 2013, we entered into an agreement to issue 25,000 shares of common stock to an investor for net proceeds of $20,000.
s)	On December 5, 2013, we entered into an agreement to issue 50,000 shares of common stock to an investor for net proceeds of $40,000.
t)	On December 27, 2013, we entered into an agreement to issue 50,000 shares of common stock to an investor for net proceeds of $40,000.

Recent Development:

a)	On February 26 2014, we entered into an agreement to issue 725,730 shares of common stock to an investor for net proceeds of $580,584.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2014, virtually all of our financing has been through private placements of common stock, convertible notes and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We believe that even though we will continue to incur net losses and have negative cash flows from operating activities for the remainder of the year. Based on the resources available to us on March 31, 2014, we can sustain the present burn rate for the next twelve months.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2013, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2013.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2013. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon S. M. Chin, MBA	54	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Ronald Mark Gemberling, M.D.	66	Chief Medical Officer
Paul Yaswen	55	Chief Scientific Officer
James LeBlanc, MBA	67	Vice President, Operations
Ralph M. Sinibaldi, Ph.D.	66	Vice President, Product Development
Grace Osborne, MBA	46	Vice President, Business Development & Human Resources and Director
Daniel Farnum, M.D.	69	Director

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

Paul Yaswen, Chief Scientific Officer – Dr. Yaswen has been our Chief Scientific Officer since October 2013. He has over two decades of experience performing breast cancer research at the Lawrence Berkeley National Laboratory. Dr. Yaswen has over 70 peer-reviewed publications, including many in high-impact journals. He also has a history of productive and rewarding interactions with breast cancer advocates, both as an instructor for the National Breast Cancer Coalition Project Lead, and as a participant in an NCI/NIEHS sponsored Breast Cancer and the Environment Research Center. Dr. Yaswen earned his Ph.D. in Cell and Molecular Biology from Brown University and his B.S. in Biology from Tuft University. He was also a NRSA Fellow in the Dept. of Cell & Molecular Biology at the Dana-Farber Cancer Institute, which is a major affiliate of Harvard Medical School.

James LeBlanc, Vice President, Operations – Mr. LeBlanc has been serving as our Operations Consultant since March 2006 and became our Vice President, Operations on May 8, 2009. He has more than thirty years of experience in U.S. and international management in quality assurance, manufacturing, materials, supply chain management, global distribution, regulatory compliance, product integrity and process engineering. .. Prior to Iris BioTechnologies, Mr. LeBlanc has held various senior management positions in companies such as Packeteer, Inc. and Northrop Grumman Missions Systems. He has served on core management teams that implemented Six Sigma, ISO 9000 and CMMI level 3 initiatives. Mr. LeBlanc has an MBA from Santa Clara University (1977) and a B.S. in Industrial Technology from San Jose State University (1973).

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

Daniel Farnum, Director - Dr. Farnum has been a director since March 2003. Dr. Farnum was a co-owner in the Humboldt Orthopedics Medical Group, Inc., a private medical practice since 1995. Dr. Farnum obtained a B.S. in Medical Sciences from the University of California, San Francisco, in 1972 and completed his medical studies there in 1975. Dr. Farnum did his surgical internship, general surgery residency, and residency in orthopedic surgery at the Harbor UCLA Medical Center. He was certified by the American Board of Orthopaedics Surgery in 1983. Dr. Farnum’s medical and management expertise qualifies him to serve as a director of our company.

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

Based on a review of the copies of such forms received, we believe that during 2013, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Code of Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. Our Code of Business Conduct and Ethics has been filed as Exhibit 14 to this Annual Report and will be provided free of charge upon request to: Secretary, Iris Biotechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Option Awards ($)	Total ($)
Simon Chin,	2013	0	0
President, CEO and CFO	2012	0	0

Employment Agreements with Executive Officers

We have not entered into any employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Director Compensation

We did not grant of options to purchase our common stock to our non-employee directors in 2013.

The following table sets forth summary information concerning total compensation paid to our non-employee directors in 2013 for services to our company.

Name	Stock Awards (1)	Total
Daniel Farnum, MD	$25,690	$25,690
Grace Osborne	$25,690	$25,690

(1)  represent aggregate grant date fair value for fiscal year 2013 of awards granted in 2013 under ASC Topic 718 as discussed in Note 6 Accounting for Share-Based Payments of the Notes to our Financial Statements included elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2014 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin	7,416,427	50.2
Ronald Mark Gemberling (3)	267,696	1.8
Paul Yaswen (4)	10,417
James LeBlanc (5)	235,539	1.6
Ralph M. Sinibaldi (6)	173,750	1.2
Grace Osborne (7)	506,332	3.3
Daniel Farnum (8)	1,092,321	7.3
All Executive Officers and Directors as a Group (7 persons) (9)	9,692,064	65.3
(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Applicable percentage ownership as of March 31, 2014 is based upon 14,788,453 shares of common stock outstanding.
(3)	Consists of options to purchase 267,696 shares of common stock, which are currently vested.
(4)	Consists of options to purchase 10,417 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 89,583 shares of common stock.
(5)	Includes options to purchase 110,000 shares of common stock, which are currently vested.
(6)	Consists of options to purchase 173,750 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 21,250 shares of common stock.
(7)	Includes 36,665 shares owned by her spouse and options to purchase 209,042 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 20,833 shares of common stock.
(8)	Includes 42,000 shares owned by his spouse, 210,000 shares co-owned with his spouse and includes options to purchase 79,167 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 20,833 shares of common stock.
(9)	Includes options to purchase 839,654 shares of common stock.

Name of Beneficial Owner (More than 5% owner, not an officer or director)	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (2)
John Hillis	913,330	6.2

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On an ongoing basis Simon Chin, our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, provided us with interim financing, which we have fully repaid.

We believe that the terms of all of the above transactions were commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Board Determination of Independence

Our board of directors has determined that Daniel Farnum is “independent” as that term is defined by NASDAQ, but that neither Simon Chin nor Grace Osborne can be deemed “independent” in light of their employment as our executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditor for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012 were $27,500 and $27,500, respectively.

Audit-Related Fees

There were no other independent auditor related fees for the fiscal years ended December 31, 2013 and 2012, respectively.

All Other Fees

There were no other fees billed for products and services provided by our independent auditor for the fiscal years ended December 31, 2013 and 2012, respectively.

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

IRIS BIOTECHNOLOGIES INC.

/s/ Simon Chin __________________
March 31, 2014	Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief Financial Officer and Director (Principal	March 31, 2014
Simon Chin	Executive Officer, Principal Accounting Officer and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	March 31, 2014
Grace Osborne	Director

/s/ Daniel Farnum	Director	March 31, 2014
Daniel Farnum, M.D.

IRIS BIOTECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of December 31, 2013 and 2012	F-4

Statements of Operations for the years ended December 31, 2013, 2012 and the period from February 16, 1999 (date of inception) to December 31, 2013	F-5

Statement of Stockholders’ Equity (Deficit) for the period from February 16, 1999 (date of inception) to December 31, 2013	F-6-F-21

Statements of Cash Flows for the years ended December 31, 2013, 2012 and the period from February 16, 1999 (date of inception) to December 31, 2013	F-22

Notes to Financial Statements	F-23-F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iris Biotechnologies, Inc.

5201 Great America Parkway

Santa Clara, California 95054

We have audited the accompanying balance sheets of Iris Biotechnologies, Inc. (the "Company") (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for the each of the years in the two-year period ended December 31, 2013 and for the period from February 16, 1999 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the period from February 16, 1999 (date of inception) to December 31, 2011 were not audited by us. Those statements were audited by other auditors whose report, dated February 27, 2012, expressed an unqualified opinion on those statements. The financial statements for the period from February 16, 1999 (date of inception) to December 31, 2011 reflect a net loss after restatement of $8,605,721. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from February 16, 1999 (date of inception) through December 31, 2011, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Iris Biotechnologies, Inc. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from February 16, 1999 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fiondella Milone and LaSaracina LLP

Glastonbury, CT

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Iris BioTechnologies Inc.

Santa Clara, California

We have audited the accompanying statements of losses, deficiency in stockholder’s equity and cash flows for the period February 16, 1999 (date of inception) through December 31, 2011of Iris BioTechnologies Inc., a development stage company. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period February 16, 1999 (date of inception) through December 31, 2011 of Iris BioTechnologies Inc., a development stage company, and the in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

February 27, 2012

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
	2013	2012
ASSETS
Current assets:
Cash	$ 18,988	$ 1,042
Prepaid expenses	-	14,714
Total current assets	18,988	15,756

Property, plant and equipment, net of accumulated depreciation of $234,593 and $229,836 as of December 31, 2013 and 2012, respectively	4,207	8,964

Total assets	$ 23,195	$ 24,720

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 146,044	$ 96,803
Convertible note payable	45,000	-
Advances, related party	200	-
Total current liabilities	191,244	96,803

Long term debt:
Convertible notes payable	16,000	47,000
Total debt	207,244	143,803

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock, no par; 20,000,000 shares authorized; 13,579,223 and 13,034,573 shares issued and outstanding as of December 31, 2013 and 2012, respectively	7,122,546	6,791,238
Additional paid in capital	2,498,986	2,409,725
Common stock subscription receivable	(128,375)	(128,375)
Deficit accumulated during development stage	(9,677,206)	(9,191,671)
Total stockholders' deficit	(184,049)	(119,083)

Total liabilities and stockholders' deficit	$ 23,195	$ 24,720

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF OPERATIONS

	Year ended December 31,		For the period from
	2013	2012	February 16, 1999 (date of inception) through December 31, 2013
Operating expenses:
Selling, general and administrative	$ 416,973	$ 440,146	$ 5,549,361
Research and development (Note 1)	59,419	130,190	2,260,936
Impairment of intellectual property	-	-	1,838,250
Depreciation	4,758	13,992	234,594
Total operating expenses	481,150	584,328	9,883,141

Net loss from operations	(481,150)	(584,328)	(9,883,141)

Other income (expense):
Grant income	-	-	244,480
Loss on settlement of debt	-	-	(12,835)
Interest income (expense)	(4,385)	(1,622)	(25,710)

Net loss before provision for income taxes	(485,535)	(585,950)	(9,677,206)

Income taxes	-	-	-

Net loss	$ (485,535)	$ (585,950)	$ (9,677,206)

Loss per common share-basic and diluted	$ (0.04)	$ (0.05)

Weighted average number of common shares outstanding-basic and diluted	13,250,189	12,800,973

The accompanying notes are an integral part of these financial statements

F-5
IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Common stock issued in February 1999 in exchange for intellectual property at $0.25 per share	-	$ -	7,200,000	$ 1,800,000	$ -	$ -	$ -	$ -	$ 1,800,000
Common stock issued in March 1999 in exchange for services rendered at $0.25 per share	-	-	120,000	30,000	-	-	-	-	30,000
Sale of common stock in March 1999 at $0.25 per share	-	-	220,000	55,000	-	-	-	-	55,000
Fair value of options issued in March 1999 in exchange for services rendered	-	-	-	-	9,240	-	-	-	9,240
Common stock issued in April 1999 in exchange for services rendered at $0.25 per share	-	-	33,000	8,250	-	-	-	-	8,250
Sale of common stock in April 1999 at $0.25 per share	-	-	107,000	26,750	-	-	-	-	26,750
Exercise of options in April 1999 at $0.25 per share	-	-	50,000	12,500	-	-	-	-	12,500
Sale of common stock in August 1999 at $0.25 per share	-	-	50,000	25,000	-	-	-	-	25,000
Fair value of options issued in September 1999 in exchange for services rendered	-	-	-	-	16,612	-	-	-	16,612
Sale of common stock in November 1999 at $0.25 per share	-	-	50,000	12,500	-	-	-	-	12,500
Exercise of options in November 1999 at $0.50 per share	-	-	50,000	25,000	-	-	-	-	25,000
Net loss	-	-	-	-	-	-	-	(2,087,103)	(2,087,103)
Balance at December 31, 1999	-	$ -	7,880,000	$ 1,995,000	$ 25,852	$ -	$ -	$ (2,087,103)	$ (66,251)

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	7,880,000	$ 1,995,000	$ 25,852	$ -	$ -	$ (2,087,103)	$ (66,251)
Sale of common stock in June 2000 at $0.50 per share	-	-	100,000	50,000	-	-	-	-	50,000
Sale of common stock in July 2000 at $0.50 per share	-	-	250,000	125,000	-	-	-	-	125,000
Sale of common stock in August 2000 at $0.50 per share	-	-	164,000	82,000	-	-	-	-	82,000
Common stock issued in August 2000 at $0.50 per share in exchange for services rendered	-	-	20,000	10,000	-	-	-	-	10,000
Sale of common stock in September 2000 at $0.50 per share	-	-	250,000	125,000	-	-	-	-	125,000
Sale of common stock in November 2000 at $0.50 per share	-	-	100,000	50,000	-	-	-	-	50,000
Net loss	-	-	-	-	-	-	-	(378,039)	(378,039)
Balance at December 31, 2000	-	-	8,764,000	2,437,000	25,852	-	-	(2,465,142)	(2,290)
Fair value of options issued in January 2000 in exchange for services rendered	-	-		-	57,852	-	-	-	57,852
Sale of common stock in January 2001 at $0.50 per share	-	-	244,000	122,000	-	-	-		122,000
Net loss	-	-	-	-	-	-	-	(266,224)	(266,224)
Balance at December 31, 2001	-	-	9,008,000	2,559,000	83,704	-	-	(2,731,366)	(88,662)
Common stock issued in January 2002 at $0.50 per share in exchange for services rendered	-	-	20,000	10,000	-	-	-	-	10,000
Sale of common stock in March 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	-	25,000
Sale of common stock in April 2002 at $0.50 per share	-	-	200,000	100,000	-	-	-	-	100,000
Fair value of options issued in May 2002 in exchange for services rendered	-	-	-	-	17,892	-	-	-	17,892
Sale of common stock in May 2002 at $0.50 per share	-	-	60,000	30,000	-	-	-	-	30,000
Sale of common stock in July 2002 at $0.50 per share	-	-	80,000	40,000	-	-	-	-	40,000
Sale of common stock in August 2002 at $0.50 per share	-	-	55,400	27,700	-	-	-	-	27,700
Sale of common stock in September 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	-	25,000
Sale of common stock in October 2002 at $0.50 per share	-	-	50,000	25,000	-	-	-	-	25,000
Sale of common stock in November 2002 at $0.50 per share	-	-	144,000	72,000	-	-	-	-	72,000
Net loss	-	-	-	-	-	-	-	(184,721)	(184,721)
Balance at December 31, 2002	-	$ -	9,717,400	$ 2,913,700	$ 101,596	$ -	$ -	$ (2,916,087)	$ 99,209

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	9,717,400	$ 2,913,700	$ 101,596	$ -	$ -	$ (2,916,087)	$ 99,209
Sale of common stock in January 2003 at $0.50 per share	-	-	35,378	17,689	-	-	-	-	17,689
Common stock issued in February 2003 at $0.50 in exchange for services rendered	-	-	20,000	10,000	-	-	-	-	10,000
Sale of common stock in March 2003 at $0.50 per share	-	-	100,000	50,000	-	-	-	-	50,000
Common stock issued in March 2003 at $0.50 per share in exchange for services rendered	-	-	6,000	3,000	-	-	-	-	3,000
Sale of common stock in July 2003 at $1.00 per share	-	-	63,080	63,080	-	-	-	-	63,080
Sale of common stock in September 2003 at $1.00 per share	-	-	25,000	25,000	-	-	-	-	25,000
Sale of common stock in December 2003 at $1.00 per share	-	-	32,597	32,597	-	-	-	-	32,597
Net loss	-	-	-	-	-	-	-	(216,804)	(216,804)
Balance at December 31, 2003	-	-	9,999,455	3,115,066	101,596	-	-	(3,132,891)	83,771
Sale of common stock in August 2004 at $1.00 per share	-	-	2,000	2,000	-	-	-	-	2,000
Sale of common stock in September 2004 at $1.00 per share	-	-	20,000	20,000	-	-	-	-	20,000
Sale of common stock in November 2004 at $1.00 per share	-	-	30,000	30,000	-	-	-	-	30,000
Sale of common stock in December 2004 at $1.00 per share	-	-	73,500	73,500	-	-	-	-	73,500
Net loss	-	-	-	-	-	-	-	(205,640)	(205,640)
Balance at December 31, 2004	-	-	10,124,955	3,240,566	101,596	-	-	(3,338,531)	3,631
Sale of common stock in December 2005 at $1.00 per share	-	-	28,900	28,900	-	-	-	-	28,900
Net loss	-	-	-	-	-	-	-	(197,277)	(197,277)
Balance at December 31, 2005	-	$ -	$ 10,153,855	$ 3,269,466	$ 101,596	$ -	$ -	$ (3,535,808)	$ (164,746)

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	10,153,855	$ 3,269,466	$ 101,596	$ -	$ -	$ (3,535,808)	$ (164,746)
Sale of common stock in January 2006 at $1.00 per share	-	-	50,000	50,000	-	-	-	-	50,000
Common stock issued in March 2006 at $1.00 per share in exchange for services rendered	-	-	20,000	20,000	-	-	-	-	20,000
Fair value of options issued in March 2006 in exchange for services rendered	-	-	-	-	896,532	-	-	-	896,532
Sale of common stock in May 2006 at $2.00 per share	-	-	50,000	100,000	-	-	-	-	100,000
Fair value of warrants issued in May 2006 in exchange for services rendered	-	-	-	-	32,016	-	-	-	32,016
Sale of common stock in September 2006 at $2.00 per share	-	-	10,000	20,000	-	-	-	-	20,000
Sale of common stock in October 2006 at $2.00 per share	-	-	24,000	48,000	-	-	-	-	48,000
Sale of common stock in December 2006 at $2.00 per share	-	-	14,800	29,600	-	-	-	-	29,600
Net loss	-	-	-	-	-	-	-	(1,139,559)	(1,139,559)
Balance at December 31, 2006	-	-	10,322,655	3,537,066	1,030,144	-	-	(4,675,367)	(108,157)
Fair value of warrants issued in January 2007 in exchange for services rendered	-	-	-	-	25,913	-	-	-	25,913
Sale of common stock in January 2007 at $2.00 per share	-	-	13,000	26,000	-	-	-	-	26,000
Sale of common stock in February 2007 at $2.00 per share	-	-	162,500	325,000	-	-	-	-	325,000
Sale of common stock in March 2007 at $2.00 per share	-	-	122,500	245,000	-	-	-	-	245,000
Sale of common stock in April 2007 at $2.00 per share	-	-	12,500	25,000	-	-	-	-	25,000
Fair of options issued in November 2007 in exchange for service fees	-	-	-	-	166,290	-	(166,290)	-	-
Sale of common stock in December 2007 at $2.25 per share	-	-	22,222	50,000	-	-	-	-	50,000
Amortization of deferred compensation	-	-	-	-	-	-	5,227	-	5,227
Net loss	-	-	-	-	-	-	-	(396,953)	(396,953)
Balance at December 31, 2007	-	$ -	10,655,377	$ 4,208,066	$ 1,222,347	$ -	$ (161,063)	$ (5,072,320)	$ 197,030

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	10,655,377	$ 4,208,066	$ 1,222,347	$ -	$ (161,063)	$ (5,072,320)	$ 197,030
Sale of common stock in January 2008 at $2.25 per share	-	-	22,222	50,000	-	-	-	-	50,000
Common stock issued in January 2008 at $2.25 per share in exchange for services rendered	-	-	4,000	9,000	-	-	-	-	9,000
Sale of common stock in February 2008 at $2.25 per share	-	-	11,111	25,000	-	-	-	-	25,000
Common stock issued in February 2008 at $2.25 per share in exchange for services rendered	-	-	4,000	9,000	-	-	-	-	9,000
Sale of common stock in March 2008 at $2.25 per share	-	-	68,055	153,125		-			153,125
Common stock issued in March 2008 at $2.25 per share in exchange for services rendered	-	-	6,222	14,000	-	-	-	-	14,000
Sale of common stock in April 2008 at $2.25 per share	-	-	30,000	67,501	-	-	-	-	67,501
Common stock issued in April 2008 at $2.25 per share in exchange for services rendered	-	-	4,000	9,000	-	-	-	-	9,000
Sale of common stock in May 2008 at $2.25 per share	-	-	22,222	50,000	-	-	-	-	50,000
Common stock issued in May 2008 at $2.25 per share in exchange for services rendered	-	-	4,000	9,000	-	-	-	-	9,000
Subtotal	-	$ -	10,831,209	$ 4,603,692	$ 1,222,347	$ -	$ (161,063)	$ (5,072,320)	$ 592,656

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	10,831,209	$ 4,603,692	$ 1,222,347	$ -	$ (161,063)	$ (5,072,320)	$ 592,656
Fair value of vested options issued in exchange for services rendered	-	-	-	-	55,016	-	-	-	55,016
Sale of common stock in June 2008 at $2.25 per share	-	-	22,222	50,000	-	-	-	-	50,000
Common stock issued in July 2008 at $2.25 per share in exchange for services rendered	-	-	8,000	18,000	-	-	-	-	18,000
Sale of common stock in July 2008 at $2.25 per share	-	-	35,555	80,000	-	-	-	-	80,000
Common stock issued in September 2008 at $2.00 per share in exchange for services rendered	-	-	4,000	8,000	-	-	-	-	8,000
Sale of common stock in September 2008 at $2.25 per share	-	-	4,445	10,000	-	-	-	-	10,000
Common stock issued in October 2008 at $1.35 per share in exchange for services rendered	-	-	4,000	5,400	-	-	-	-	5,400
Common stock issued in November 2008 at $1.95 per share in exchange for services rendered	-	-	8,000	15,600	-	-	-	-	15,600
Sale of common stock in December 2008 at $2.25 per share	-	-	11,110	25,000		-			25,000
Common stock issued in December 2008 at $1.60 per share in exchange for services rendered	-	-	4,000	6,400	-	-	-	-	6,400
Amortization of deferred compensation	-	-	-	-	-	-	41,699	-	41,699
Net Loss	-	-	-	-	-	-	-	(883,530)	(883,530)
Balance, December 31, 2008	-	$ -	10,932,541	$ 4,822,092	$ 1,277,363	$ -	$ (119,364)	$ (5,955,850)	$ 24,241

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	10,932,541	$ 4,822,092	$ 1,277,363	$ -	$ (119,364)	$ (5,955,850)	$ 24,241
Common stock issued in March 2009 at $1.03 per share in exchange for services rendered	-	-	18,667	19,227	-	-	-	-	19,227
Sale of common stock in March 2009 at $2.25 per share	-	-	10,066	22,650	-	-	-	-	22,650
Fair value of vested options for services rendered	-	-	-	-	739,839	-	-	-	739,839
Cancelled outstanding non vested warrants for services	-	-	-	-	(119,364)	-	119,364	-	-
Fair value of warrants issued for services rendered	-	-	-	-	52,000	-	-	-	52,000
Common stock issued in April 2009 at $1.39 per share in exchange for services rendered	-	-	6,154	8,554	-	-	-	-	8,554
Common stock issued in April 2009 for options exercised	-	-	176,250	108,750	-	(108,750)	-	-	-
Common stock issued in May 2009 at $1.30 per share in exchange for services rendered	-	-	6,154	8,000	-	-	-	-	8,000
Common stock issued in May 2009 for options exercised	-	-	20,000	5,000	-	-	-	-	5,000
Common stock issued in June 2009 at $1.30 per share in exchange for services rendered	-	-	7,273	9,455	-	-	-	-	9,455
Common stock issued in July 2009 at $0.46 per share in exchange for services rendered	-	-	8,421	3,873	-	-	-	-	3,873
Common stock issued in August 2009 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock issued in September 2009 at $0.21 per share in exchange for services rendered	-	-	8,000	1,680	-	-	-	-	1,680
Common stock issued in October 2009 at $0.38 per share in exchange for services rendered	-	-	13,000	4,940	-	-	-	-	4,940
Common stock issued in December 2009 at $0.41 per share in exchange for services rendered	-	-	16,000	6,560	-	-	-	-	6,560
Net Loss	-	-	-	-	-	-	-	(1,094,641)	(1,094,641)
Balance, December 31, 2009	-	$ -	11,230,526	$ 5,028,781	$ 1,949,838	$ (108,750)	$ -	$ (7,050,491)	$ (180,622)

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance, January 1, 2010	-	$ -	11,230,526	$ 5,028,781	$ 1,949,838	$ (108,750)	$ -	$ (7,050,491)	$ (180,622)
Common stock issued in January 2010 at $1.00 per share for accrual	-	-	8,000	8,000	-	-	-	-	8,000
Common stock issued in January 2010 at $0.88 per share in exchange for compensation shown as accrual	-	-	25,000	22,000	-	-	-	-	22,000
Common stock issued in February 2010 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock issued in March 2010 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Sale of common stock in March 2010 at $1.00 per share	-	-	25,000	25,000	-	-	-	-	25,000
Common stock issued in April 2010 at $1.13 per share in exchange for services rendered	-	-	8,000	9,040	-	-	-	-	9,040
Sale of common stock in April 2010 at $1.00 per share	-	-	5,000	5,000	-	-	-	-	5,000
Sale of common stock in April 2010 at $1.16 per share	-	-	53,100	60,002	-	-	-	-	60,002
Common stock issued in April 2010 at $0.85 per share in exchange for services rendered	-	-	25,000	21,250	-	-	-	-	21,250
Sale of common stock in May 2010 at $1.35 per share	-	-	9,815	13,250	-	-	-	-	13,250
Sale of common stock in May 2010 at $1.75 per share	-	-	2,857	5,000	-	-	-	-	5,000
Common stock issued in May 2010 at $2.19 per share in exchange for services rendered	-	-	8,000	17,520	-	-	-	-	17,520
Common stock issued in May 2010 at $1.89 per share in exchange for services rendered	-	-	8,000	15,120	-	-	-	-	15,120
Common stock issued in June 2010 at $1.84 per share in exchange for services rendered	-	-	25,000	46,000	-	-	-	-	46,000
Common stock issued in July 2010 at $1.81 per share in exchange for services rendered	-	-	40,000	72,400	-	-	-	-	72,400
Subtotal	-	$ -	11,489,298	$ 5,364,363	$ 1,949,838	$ (108,750)	$ -	$ (7,050,491)	$ 154,960

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	-	11,489,298	$ 5,364,363	$ 1,949,838	$ (108,750)	$ -	$ (7,050,491)	$ 154,960
Common stock issued in July 2010 at $1.80 per share in exchange for services rendered	-	-	8,000	14,400	-	-	-	-	14,400
Common stock issued in July 2010 for options exercised	-	-	86,875	61,875	-	(61,875)	-	-	-
Common stock issued in August 2010 at $1.79 per share in exchange for services rendered	-	-	8,000	14,320	-	-	-	-	14,320
Sale of common stock in August 2010 at $1.57 per share	-	-	12,740	20,000	-	-	-	-	20,000
Common stock issued in September 2010 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock issued in October 2010 at $1.50 per share in exchange for services rendered		-	8,000	12,000	-	-	-	-	12,000
Common stock issued in November 2010 at $1.55 per share in exchange for services rendered	-	-	21,000	32,550	-	-	-	-	32,550
Common stock subscription due offset by note payable	-	-	-	-	-	6,875	-	-	6,875
Beneficial conversion feature attributable to convertible debt	-	-	-	-	15,176	-	-	-	15,176
Fair value of vested options issued for services	-	-	-	-	136,931	-	-	-	136,931
Net loss	-	-	-	-	-	-	-	(1,082,047)	(1,082,047)
Balance, December 31, 2010	-	$ -	11,641,913	$ 5,527,508	$ 2,101,945	$ (163,750)	$ -	$ (8,132,538)	$ (666,835)

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance, January 1, 2011	-	$ -	11,641,913	$ 5,527,508	$ 2,101,945	$ (163,750)	$ -	$ (8,132,538)	$ (666,835)
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.00 per share	-	-	66,000	66,000	-	-	-	-	66,000
Common stock issued in January 2011 in exchange for accounts payable and accruals at $1.11 per share	-	-	353,838	392,760	-	-	-	-	392,760
Common stock issued in March 2011 at $1.00 per share in exchange for services rendered	-	-	8,000	8,000	-	-	-	-	8,000
Common stock subscription offset by note payable	-	-	-	-	-	34,375	-	-	34,375
Common stock issued in April 2011 at $0.95 per share in exchange for services rendered	-	-	8,000	7,600	-	-	-	-	7,600
Common stock issued in April 2011 at $1.06 per shares as board compensation	-	-	37,750	40,015	-	-	-	-	40,015
Common stock issued in May 2011 at $0.80 per share in exchange for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in June 2011 at $0.80 per share in exchange for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in August 2011 at $0.57 per share in exchange for services rendered	-	-	8,000	4,560	-	-	-	-	4,560
Common stock issued in August 2011 at $0.85 per share as board compensation	-	-	37,250	31,663	-	-	-	-	31,663
Subtotal	-	$ -	12,176,751	$ 6,090,906	$ 2,101,945	$ (129,375)	$ -	$ (8,132,538)	$ (69,062)

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	12,176,751	$ 6,090,906	$ 2,101,945	$ (129,375)	$ -	$ (8,132,538)	$ (69,062)
Sale of common stock in August 2011 at $0.25 per share	-	-	20,000	5,000	-	-	-	-	5,000
Common stock issued in September 2011 at $0.27 per share in exchange for services rendered	-	-	8,000	2,160	-	-	-	-	2,160
Common stock issued in September 2011 at $0.50 per share in exchange for services rendered	-	-	8,000	4,000	-	-	-	-	4,000
Common stock issued in October 2011 at $0.72 per share in exchange for services rendered	-	-	8,000	5,760	-	-	-	-	5,760
Common stock issued in October 2011 at $0.44 per share in exchange for services rendered	-	-	37,500	16,500	-	-	-	-	16,500
Sale of common stock in October 2011 at $1.00 per share	-	-	88,000	88,000	-	-	-	-	88,000
Common stock issued in November 2011 at $0.57 per share in exchange for services rendered	-	-	8,000	4,560	-	-	-	-	4,560
Sale of common stock in December 2011 at $1.00 per share	-	-	60,000	60,000	-	-	-	-	60,000
Common stock issued in December 2011 at $0.57 per share in exchange for services rendered	-	-	8,000	4,560	-	-	-	-	4,560
Common stock issued in settlement of outstanding convertible notes and related accrued interest	-	-	183,322	196,157	-	-	-	-	196,157
Proceeds received from common stock subscription	-	-	-	-	-	1,000	-	-	1,000
Fair value of vested options issued for services	-	-	-	-	186,431	-	-	-	186,431
Net loss	-	-	-	-	-	-	-	(473,183)	(473,183)
Balance, December 31, 2011	-	$ -	12,605,573	$ 6,477,603	$ 2,288,376	$ (128,375)	$ -	$ (8,605,721)	$ 31,883

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance, December 31, 2011	-	$ -	12,605,573	$ 6,477,603	$ 2,288,376	$ (128,375)	$ -	$ (8,605,721)	$ 31,883
Common stock issued in January 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in January 2012 at $0.60 per share for accruals	-	-	37,500	22,500	-	-	-	-	22,500
Common stock issued in February 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in March 2012 at $0.80 per share for services rendered	-	-	8,000	6,400	-	-	-	-	6,400
Common stock issued in April 2012 at $0.57 per share for services rendered	-	-	8,000	4,560	-	-	-	-	4,560
Common stock issued in April 2012 at $0.80 per share for services rendered	-	-	37,500	30,000	-	-	-	-	30,000
Common stock issued in May 2012 at $0.35 per share for services rendered	-	-	8,000	2,800	-	-	-	-	2,800
Common stock issued in June 2012 at $0.41 per share for services rendered	-	-	8,000	3,280	-	-	-	-	3,280
Sale of common stock in June 2012 at $1.00 per share	-	-	40,000	40,000	-	-	-	-	40,000
Subtotal	-	$ -	12,768,573	$ 6,599,943	$ 2,288,376	$ (128,375)	$ -	$ (8,605,721)	$ 154,223

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	12,768,573	$ 6,599,943	$ 2,288,376	$ (128,375)	$ -	$ (8,605,721)	$ 154,223
Common stock issued in July 2012 at $0.40 per share for services rendered	-	-	8,000	3,200	-	-	-	-	3,200
Common stock issued in July 2012 at $0.44 per share for services rendered	-	-	37,500	16,500	-	-	-	-	16,500
Sale of common stock in July 2012 at $1.00 per share	-	-	10,000	10,000	-	-	-	-	10,000
Common stock issued in August 2012 at $0.38 per share for services rendered	-	-	8,000	3,061	-	-	-	-	3,061
Sale of common stock in August 2012 at $1.00 per share	-	-	40,000	40,000	-	-	-	-	40,000
Sale of common stock in October 2012 at $1.00 per share	-	-	35,000	35,000	-	-	-	-	35,000
Common stock issued in October 2012 at $0.39 per share for services	-	-	37,500	14,625	-	-	-	-	14,625
Common stock issued in October 2012 at $0.40 per share for services	-	-	8,000	3,200	-	-	-	-	3,200
Sale of common stock in November 2012 at $1.00 per share	-	-	40,000	40,000	-	-	-	-	40,000
Common stock issued in November 2012 at $0.35 per share for services	-	-	8,000	2,800	-	-	-	-	2,800
Common stock issued in December 2012 at $0.34 per share for services	-	-	8,000	2,705	-	-	-	-	2,705
Common stock issued in December 2012 at $0.28 per share for services	-	-	8,000	2,204	-	-	-	-	2,204
Sale of common stock in December 2012 at $1.00 per share	-	-	18,000	18,000	-	-	-	-	18,000
Fair value of vesting options for services	-	-	-	-	121,349	-	-	-	121,349
Net loss	-	-	-	-	-	-	-	(585,950)	(585,950)
Balance, December 31, 2012	-	$ -	13,034,573	$ 6,791,238	$ 2,409,725	$ (128,375)	$ -	$ (9,191,671)	$ (119,083)

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance, December 31, 2012	-	$ -	13,034,573	$ 6,791,238	$ 2,409,725	$ (128,375)	$ -	$ (9,191,671)	$ (119,083)
Common stock issued in January 2013 at $0.325 per share for services rendered	-	-	37,500	12,181	-	-	-	-	12,181
Common stock issued in January 2013 at $0.276 per share for services rendered	-	-	8,000	2,206	-	-	-	-	2,206
Sale of common stock in January 2013 at $1.00 per share	-	-	10,000	10,000	-	-	-	-	10,000
Common stock issued in February 2013 at $0.35 per share for services rendered	-	-	8,000	2,800	-	-	-	-	2,800
Common stock issued in March 2013 at $0.40 per share for services rendered	-	-	8,000	3,200	-	-	-	-	3,200
Sale of common stock in March 2013 at $1.00 per share	-	-	20,000	20,000	-	-	-	-	20,000
Common stock issued in April 2013 at $0.40 per share for services rendered	-	-	8,000	3,200	-	-	-	-	3,200
Common stock issued in May 2013 at $0.40 per share for services rendered	-	-	8,000	3,185	-	-	-	-	3,185
Sale of common stock in May 2013 at $1.00 per share	-	-	10,000	10,000	-	-	-	-	10,000
Common stock issued in May 2013 at $0.38 per share for services rendered	-	-	37,500	14,344	-	-	-	-	14,344
Sale of common stock in July 2013 at $1.00 per share	-	-	3,000	3,000	-	-	-	-	3,000
Subtotal	-	$ -	13,192,573	$ 6,875,354	$ 2,409,725	$ (128,375)	$ -	$ (9,191,671)	$ (34,967)

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	13,192,573	$ 6,875,354	$ 2,409,725	$ (128,375)	$ -	$ (9,191,671)	$ (34,967)
Common stock issued in July 2013 at $038 per share for services rendered	-	-	8,000	3,040	-	-	-	-	3,040
Common stock issue in July 2013 at $0.401 per share for services rendered	-	-	8,000	3,208	-	-	-	-	3,208
Common stock issued in July 2013 at $0.393 per share for services rendered	-	-	37,500	14,730	-	-	-	-	14,730
Common stock issued in August 2013 at $0.421 per share for services rendered	-	-	8,000	3,371	-	-	-	-	3,371
Sale of common stock in August 2013 at $0.80 per share	-	-	62,500	50,000	-	-	-	-	50,000
Sale of common stock in September 2013 at $1.00 per share	-	-	5,000	5,000	-	-	-	-	5,000
Common stock issued in September 2013 at $0.199 per share for services rendered	-	-	8,000	1,593	-	-	-	-	1,593
Sale of common stock in October 2013 at $0.80 per share	-	-	57,600	46,080	-	-	-	-	46,080
Subtotal	-	$ -	13,387,173	$ 7,002,376	$ 2,409,725	$ (128,375)	$ -	$ (9,191,671)	$ 92,055

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From February 16, 1999 (date of inception) through December 31, 2013

								Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	Deferred	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Compensation	Development stage	Total
Balance forward	-	$ -	13,387,173	$ 7,002,376	$ 2,409,725	$ (128,375)	$ -	$ (9,191,671)	$ 92,055
Common stock issued in October 2013 at $.18 per share for services rendered	-	-	8,000	1,440	-	-	-	-	1,440
Common stock issued in October 2013 at $.27 per share for services rendered	-	-	37,500	10,125	-	-	-	-	10,125
Common stock issued in November 2013 at $1.00 per share in settlement of convertible note and accrued interest	-	-	5,050	5,050	-	-	-	-	5,050
Common stock issued in November 2013 at $0.20 per share for services rendered	-	-	8,000	1,600	-	-	-	-	1,600
Common stock issued in November 2013 at $0.23 per share for services rendered	-	-	500	115	-	-	-	-	115
Sale of common stock in December 2013 at $0.80 per share	-	-	125,000	100,000	-	-	-	-	100,000
Common stock issued in December 2013 at $0.23 per share for services rendered	-	-	8,000	1,840	-	-	-	-	1,840
Fair value of vesting warrants issued for services	-	-	-	-	2,960	-	-	-	2,960
Fair value of vesting options	-	-	-	-	86,301	-	-	-	86,301
Net loss	-	-	-	-	-	-	-	(485,535)	(485,535)
Balance, December 31, 2013	-	$ -	13,579,223	$ 7,122,546	$ 2,498,986	$ (128,375)	$ -	$ (9,677,206)	$ (184,049)

The accompanying notes are an integral part of these financial statements

F-21
IRIS BIOTECHNOLOGIES, INC
(a development stage company)
STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period from
	2013	2012	February 16, 1999 (date of inception) through December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (485,535)	$ (585,950)	$ (9,677,206)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	4,757	13,992	234,592
Amortization of deferred compensation	-	-	46,926
Amortization of beneficial conversion feature relating to convertible debt	-	-	15,176
Loss on settlement of debt	-	-	12,835
Common stock issued in exchange for services rendered	82,177	108,135	876,029
Impairment of intellectual property	-	-	1,800,000
Options and warrants issued in exchange for services rendered	89,261	121,349	2,436,884
Changes in operating liabilities:
Prepaid expenses	14,714	(14,714)	-
Accounts payable and accrued liabilities	49,292	84,501	663,044
Net cash used in operating activities:	(245,334)	(272,687)	(3,591,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	-	-	(228,371)
Net cash used in investing activities:	-	-	(228,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	19,000	47,000	212,454
Proceeds from sale of common stock	244,080	183,000	3,521,925
Exercise of common stock options	-	-	42,500
Net (payments) proceeds, related party	200	-	62,200
Net cash provided by financing activities	263,280	230,000	3,839,079

Increase in cash and cash equivalents	17,946	(42,687)	18,988
Cash and cash equivalents beginning of period	1,042	43,729	-
Cash and cash equivalents end of period	$ 18,988	$ 1,042	$ 18,988

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ -	$ -	$ 277
Cash paid during the period for income taxes	$ -	$ -	$ -

Non cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$ 5,050	$ -	$ 201,207
Common stock issued in settlement of accounts payable and accrued expenses	$ -	$ 22,500	$ 481,260
Convertible debt adjusted with subscription receivable	$ -	$ -	$ 41,250
Beneficial conversion feature of convertible notes payable	$ -	$ -	$ 15,176
Common stock issued in exchange for intellectual property	$ -	$ -	$ 1,800,000

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

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a loss of $485,535 and $585,950 during the years ended December 31, 2013 and 2012, respectively. For the period from February 16, 1999 (date of inception) through December 31, 2013, the Company has accumulated losses of $9,677,206. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder (see Note 3). As in the past, Mr. Chin has committed to provide all necessary funding needed to the meet the Company’s financial obligations through 2014.

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

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. For the year ended December 31, 2013 and 2012 common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 13,831,189 and 13,667,973 for the years ended December 31, 2013 and 2012, respectively.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes “ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences. As of December 31, 2013 and 2012, the Company has provided a 100% valuation against the deferred tax benefits.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at December 31, 2013 and December 31, 2012.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $59,419 and $130,190 for the year ended December 31, 2013 and 2012, respectively and $2,260,936 from the period from February 16, 1999 (date of inception) to December 31, 2013.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of December 31, 2013.

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

For the year ended December 31, 2013 and 2012, the Company granted 250,000 and 85,000 stock options, respectively. The fair value of issued vesting options is $86,301 and $121,349 for the year ended December 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012 are as follows:

	2013	2012
Computer equipment	$67,983	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	238,800	238,800
Less: accumulated depreciation	(234,593)	(229,836)
	$4,207	$8,964

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at December 31, 2013 and 2012 are as follows:

	2013	2012
No Note payable, dated June 21, 2012	$20,000	$20,000
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated September 12, 2012	10,000	10,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	3,000	-
Note payable, dated February 1, 2013	4,000	-
Notes payable, dated April 4, 2013	4,000	-
Note payable, dated June 21, 2013	2,000	-
Note payable, dated September 24, 2013	1,000	-
Total	61,000	47,000
Less: current portion	(45,000)	—
Long term portion	$16,000	$47,000

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

On September 26, 2013, the Company issued a $5,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due sixty days from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. On November 1, 2013, the Company issued 5,050 shares of its common stock in settlement of the note and related interest.

NOTE 4 — RELATED PARTY TRANSACTIONS

Officer Advances

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. There were $200 and $-0- outstanding at December 31, 2013 and 2012.

NOTE 5 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through December 31, 2013, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of December 31, 2013 and 2012 the Company has 13,579,223 and 13,034,573 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2013, the Company sold an aggregate of 293,100 shares of common stock for net proceeds of $244,080.

During the year ended December 31, 2013, the Company issued an aggregate of 246,500 shares of common stock for services in the amount of $82,178.

All common stock issued for services was valued based upon the quoted market price at the time of the issuances.

NOTE 6 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at December 31, 2013:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	0.47	$0.13	40,000	$0.13
1.00	60,100	4.81	1.00	30,850	1.00
	100,100	3.08	$0.65	70,850	$0.51

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	77,529	$1.11
Issued	—	—
Exercised	—	—
Expired	(13,900)	(2.00)
Outstanding at December 31, 2012	63,629	$0.92
Issued	60,100	1.00
Exercised	—	—
Expired	(23,629)	(2.25)
Outstanding at December 31, 2013	100,100	$0.65

On October 21, 2013, the Company issued an aggregate of 60,100 warrants for services with an exercise price of $1.00 with 25,000 vested immediately and the remainder (35,100) vesting over one year and expiring five years from issuance. The fair value of the vested warrants (as determined as described below) of $2,960 is charged to current period operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.78% to 1.30%
Expected stock price volatility	88.22% to 92.51%
Expected dividend payout	—
Expected option life-years (a)	4.81-5.00

__________________________

(a) The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	5.46	$0.13	80,000	$0.13
0.15	400,000	0.46	0.15	400,000	0.15
0.80	85,000	7.20	0.80	61,979	0.80
1.00	946,875	2.99	1.00	796,146	1.00
1.11	200,000	7.00	1.11	145,833	1.11
2.25	167,696	4.40	2.25	167,696	2.25
	1,879,571		$0.90	1,651,654	$0.88

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011:	1,694,571	$0.88
Granted	85,000	1.00
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2012	1,779,571	$0.89
Granted	100,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013:	1,879,571	$0.90

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

__________________________

(a)The expected option life is based on contractual expiration dates

On October 27, 2013, the Company granted 100,000 employee stock options with an exercise price of $1.00 vesting over four years and expiring five years from issuance. The fair value (as determined as described below) of $8,805 is charged ratably over the vesting term of the options.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.30%
Expected stock price volatility	92.82%
Expected dividend payout	—
Expected option life-years (a)	5

__________________________

(a)The expected option life is based on contractual expiration dates

The fair value of the vested portion previously granted employee options of $80,147 and $114,677 was charged during the year ended December 31, 2013 and 2012, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	260,000	6.24	$1.00	138,125	$1.00
1.40	105,000	5.23	1.40	105,000	1.40
	365,000		$1.12	243,125	$1.17

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011:	225,000	$1.09
Granted	—	—
Exercised	—	—
Expired	(400,000)	(0.50)
Outstanding at December 31, 2012	215,000	$1.20
Granted	150,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013:	365,000	$1.12

In March 2013, the Company granted 150,000 non- employee stock options with an exercise price of $1.00 vesting over four years and expiring ten years from issuance. The fair value was determined based on a black Scholes model.

The fair value of the vested portion of previously granted non-employee options of $6,154 and $6,672 was charged during the year December 31, 2012 and 2011, respectively.

NOTE 7 - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2013	2012
Net loss available to Common stockholders	$(485,535)	$(585,950)
Basic and diluted loss per share	$(0.04)	$(0.05)
Weighted average common shares outstanding	13,250,189	12,800,973

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

At December 31, 2013, the Company has available for federal and California income tax purposes net operating loss carry forwards of approximately $7,200,000, expiring through the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

Deferred net tax assets consist of the following at December 31, 2013 and 2012:

F-32

	2013	2012
Stock Compensation	$669,700	$663,778
Net Operating Losses	2,843,247	2,694,219
Less valuation allowance	(3,512,947)	(3,327,997)
Net deferred tax asset	$-0-	$-0-

 The provision for Federal taxes differs from Federal statutory rates primarily due to state taxes and the change in the valuation allowance.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s main office is located in Santa Clara, California. The lease had a term of 12 months, which began on August 1, 2013 and expires on July 31, 2014.  The Company currently pays rent and related costs of $300.00 per month.

Additionally, the Company leases a laboratory, in San Leandro, California. The lease has a term of 12 months, which began on January 1, 2014 and expires on December 31, 2014. The Company currently pays rent and related costs of $1,306 per month.

Litigation

On May 16, 2012, a complaint was filed against the Company in Superior Court of California, County of Humboldt by Kenneth Stiver.  The complaint alleges that the Company has not paid Mr. Stiver for services rendered and is seeking a total sum of $86,000 plus reimbursement of expenses for $9,898. The Company denies all allegations against it and is vigorously defending itself against this complaint, and accordingly no liability has been recognized as of March 26, 2012. This individual tried to extract money from the company in 2009 through his lawyer. After we asked for evidence of to substantiate claim, his lawyer stopped. In 2011, this individual asked another lawyer to do the same, and his lawyer went away after we asked for evidence to substantiate claim. In 2013, the case was dismissed.

On August 20, 2012, the Company filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. We presented case references and requested for our case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. Iris has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014.

We are not a party to any additional pending legal proceedings, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

NOTE 10 - SUBSEQUENT EVENTS

In January 2014, the Company issued 20,000 shares of common stock for consideration of $16,000, and 8,000 shares as legal fees for services rendered.

In February 2014, the Company issued 37,500 shares of common stock as board fees, 8,000 shares as legal fees for services rendered and 1,500 shares for consulting services rendered.

In March 2014, the Company issued 725,730 shares of common stock for consideration of $580,584 to an accredited investor, 400,000 shares for the exercise of stock options, 8,000 shares as legal fees for services rendered, and 500 shares for consulting services rendered.

