Form 10-Q
period 2014-03-31
IRIS BIOTECHNOLOGIES INC
filed 2014-05-09
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

As of May 9, 2014 the issuer had 14,839,453 outstanding shares of Common Stock.

1

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4
Unaudited Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period February 16, 1999 (date of inception) to March 31, 2014	5
Unaudited Condensed Statement of Stockholders’ Deficit for the three months ended March 31, 2014	6
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period February 16, 1999 (date of inception) to March 31, 2014	7
Notes to the Unaudited Condensed Financial Statements	8

3

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$ 502,801	$ 18,988
Total current assets	502,801	18,988

Property, plant and equipment, net of accumulated depreciation of $235,335 and $234,593 as of March 31, 2014 and December 31, 2013, respectively	5,818	4,207

Total assets	$ 508,619	$ 23,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 119,265	$ 146,044
Convertible note payable	48,000	45,000
Advances, related party	200	200
Total current liabilities	167,465	191,244

Long term debt:
Convertible notes payable	13,000	16,000
Total debt	180,465	207,244

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, no par; 20,000,000 shares authorized; 14,793,453 and 13,579,223 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	7,804,020	7,122,546
Additional paid in capital	2,522,175	2,498,986
Common stock subscription receivable	(128,375)	(128,375)
Deficit accumulated during development stage	(9,869,666)	(9,677,206)
Total stockholders' equity (deficit)	328,154	(184,049)

Total liabilities and stockholders' equity (deficit)	$ 508,619	$ 23,195

The accompanying notes are an integral part of these financial statements

4

IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		For the period from
	2014	2013	February 16, 1999 (date of inception) through March 31, 2014
Operating expenses:
Selling, general and administrative	$ 176,363	$ 96,045	$ 5,725,724
Research and development (Note 1)	14,226	4,642	2,275,162
Impairment of intellectual property	-	-	1,838,250
Depreciation	743	1,471	235,337
Total operating expenses	191,332	102,158	10,074,473

Net loss from operations	(191,332)	(102,158)	(10,074,473)

Other income (expense):
Grant income	-	-	244,480
Loss on settlement of debt	-	-	(12,835)
Interest income (expense)	(1,128)	(962)	(26,838)

Net loss before provision for income taxes	(192,460)	(103,120)	(9,869,666)

Income taxes	-	-	-

Net loss	$ (192,460)	$ (103,120)	$ (9,869,666)

Loss per common share-basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding-basic and diluted	13,927,596	13,099,995

The accompanying notes are an integral part of these financial statements

5
IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2014
(unaudited)

							Deficit accumulated
	Preferred shares		Common shares		Additional	Subscription	during
	Stock	Amount	Stock	Amount	Paid in Capital	Receivable	Development stage	Total
Balance, December 31, 2013	-	$ -	13,579,223	$ 7,122,546	$ 2,498,986	$ (128,375)	$ (9,677,206)	$ (184,049)
Common stock issued in January 2014 at $0.24 per share for services rendered	-	-	8,000	1,920	-	-	-	1,920
Sale of common stock in January 2014 at $0.80 per share	-	-	20,000	16,000	-	-	-	16,000
Common stock issued in February 2014 at $0.22 per share for services rendered	-	-	38,500	8,470	-	-	-	8,470
Sale of common stock in February 2014 at $0.80 per share	-	-	725,730	580,584	-	-	-	580,584
Common stock issued in March 2014 at $0.26 per share for services rendered	-	-	9,000	2,340	-	-	-	2,340
Common stock issued in connection with options exercised at $0.15 per share	-	-	400,000	60,000	-	-	-	60,000
Sale of common stock in March 2014 at $2.00 per share	-	-	5,000	10,000	-	-	-	10,000
Common stock issued in March 2014 at $0.27 per share for services rendered	-	-	8,000	2,160	-	-	-	2,160
Fair value of vesting warrants for services	-	-	-	-	966	-	-	966
Fair value of vesting options	-	-	-	-	22,223	-	-	22,223
Net loss	-	-	-	-	-	-	(192,460)	(192,460)
Balance, March 31, 2014	-	$ -	14,793,453	$ 7,804,020	$ 2,522,175	$ (128,375)	$ (9,869,666)	$ 328,154

The accompanying notes are an integral part of these financial statements

6
IRIS BIOTECHNOLOGIES, INC
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,		For the period from
	2014	2013	February 16, 1999 (date of inception) through March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (192,460)	$ (103,120)	$ (9,869,666)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	743	1,471	235,335
Amortization of deferred compensation	-	-	46,926
Amortization of beneficial conversion feature relating to convertible debt	-	-	15,176
Loss on settlement of debt	-	-	12,835
Common stock issued in exchange for services rendered	14,890	20,385	890,919
Impairment of intellectual property	-	-	1,800,000
Options and warrants issued in exchange for services rendered	23,189	19,945	2,460,073
Changes in operating liabilities:
Prepaid expenses	-	9,181	-
Accounts payable and accrued liabilities	(26,779)	13,615	636,265
Net cash used in operating activities:	(180,417)	(38,523)	(3,772,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,354)	-	(230,725)
Net cash used in investing activities:	(2,354)	-	(230,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	-	7,000	212,454
Proceeds from sale of common stock	606,584	30,000	4,128,509
Exercise of common stock options	60,000	-	102,500
Net (payments) proceeds, related party	-	1,200	62,200
Net cash provided by financing activities	666,584	38,200	4,505,663

Increase (decrease) in cash and cash equivalents	483,813	(323)	502,801
Cash and cash equivalents beginning of period	18,988	1,042	-
Cash and cash equivalents end of period	$ 502,801	$ 719	$ 502,801

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ -	$ -	$ 277
Cash paid during the period for income taxes	$ -	$ -	$ -

Non cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$ -	$ -	$ 201,207
Common stock issued in settlement of accounts payable and accrued expenses	$ -	$ -	$ 481,260
Convertible debt adjusted with subscription receivable	$ -	$ -	$ 41,250
Beneficial conversion feature of convertible notes payable	$ -	$ -	$ 15,176
Common stock issued in exchange for intellectual property	$ -	$ -	$ 1,800,000

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited condensed financial statements should be read in conjunction with the December 31, 2013 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2014.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of March 31, 2014, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For all periods presented, common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 14,108,596 and 13,666,995 for the three months ended March 31, 2014 and 2013, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at March 31, 2014 and December 31, 2013.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $14,226 and $4,642 for the three months ended March 31, 2014 and 2013, respectively; and $2,275,162 from the period from February 16, 1999 (date of inception) to March 31, 2014.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying unaudited condensed financial statements, the Company incurred a loss from operations of $192,460 during the three months ended March 31, 2014. For the period from February 16, 1999 (date of inception) through March 31, 2014, the Company has accumulated losses of $9,869,666. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Based on the Company’s present cash position, it has sufficient capital to fund operations through the next twelve months based on past history.

Also, the future success or failure of the Company is dependent primarily upon the continued efforts of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder who has historically provided financial support. As in the past, Mr. Chin has committed to provide all necessary funding needed to meet the Company’s financial obligations through the next twelve months and beyond.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the unaudited condensed financial statement as of March 31, 2014.

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

During the three months ended March 31, 2014 and 2013, the Company granted no employee stock options. The fair values of issued vesting options were $22,223 and $19,945 for the three months ended March 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Computer equipment	$70,336	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	3,586	3,586
Manufacturing equipment	165,503	165,503
	241,153	238,800
Less: accumulated depreciation	(235,335)	(234,593)
	$5,818	$4,207

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
No Note payable, dated June 21, 2012	$20,000	$20,000
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated September 12, 2012	10,000	10,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	3,000	3,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated June 21, 2013	2,000	2,000
Note payable, dated September 24, 2013	1,000	1,000
Total	61,000	61,000
Less: current portion	(48,000)	(45,000)
Long term portion	$13,000	$16,000

NOTE 4 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through March 31, 2014, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of March 31, 2014 and December 31, 2013 the Company has 14,793,453 and 13,579,223 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2014, the Company sold an aggregate of 750,730 shares of common stock for net proceeds of $606,584.

During the three months ended March 31, 2014, the Company issued an aggregate of 63,500 shares of common stock for services in the amount of $14,890.

During the three months ended March 31, 2014, the Company issued 400,000 shares of common stock for exercise of employee options at $0.15 per share, aggregate proceeds of $60,000.

NOTE 5 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at March 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.13	40,000	0.22	$0.13	40,000	$0.13
1.00	60,100	4.56	1.00	39,625	1.00
	100,100	2.83	$0.65	79,625	$0.56

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	63,629	$0.92
Issued	60,100	1.00
Exercised	—	—
Expired	(23,629)	(2.25)
Outstanding at December 31, 2013	100,100	$0.65
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2014	100,100	$0.65

On October 21, 2013, the Company issued an aggregate of 60,100 warrants for services with an exercise price of $1.00 with 25,000 vested immediately and the remainder (35,100) vesting over one year and expiring five years from issuance. The fair value of the vested warrants during the three months ended March 31, 2014 (as determined as described below) of $966 is charged to current period operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.73%
Expected stock price volatility	86.22%
Expected dividend payout	—
Expected option life-years (a)	4.56

__________________________

(a) The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at March 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	5.22	$0.13	80,000	$0.13
0.80	85,000	6.96	0.80	67,292	0.80
1.00	946,875	2.74	1.00	807,708	1.00
1.11	200,000	6.76	1.11	158,333	1.11
2.25	167,696	4.15	2.25	167,696	2.25
1.10	1,479,571	3.82	$1.10	1,281,029	$1.11

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,779,571	$0.89
Granted	100,000	1.00
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2013	1,879,571	$0.90
Granted	—	—
Exercised	(400,000)	(0.15)
Expired	—	—
Outstanding at March 31, 2014:	1,479,571	$1.10

During the three months ended March 31, 2014, the Company issued 400,000 shares of common stock for exercise of employee options at $0.15 per share, aggregate proceeds of $60,000.

The fair value of the vested portion previously granted employee options of $20,496 and $19,945 was charged during the three months ended March 31, 2014 and 2013, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at March 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	260,000	6.24	$1.00	147,500	$1.00
1.40	105,000	5.23	1.40	105,000	1.40
	365,000		$1.12	252,500	$1.17

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	215,000	$1.20
Granted	150,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2014:	365,000	$1.12

The fair value of the vested portion of previously granted non-employee options of $1,728 and $-0- was charged during the three month periods ended March 31, 2014 and 2013, respectively.

The fair value of the vested non-employee options during the three months ended March 31, 2014 (as determined as described below) of $1,727 is charged to current period operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.73%
Expected stock price volatility	86.22%
Expected dividend payout	—
Expected option life-years (a)	8.99

__________________________

(a) The expected option life is based on contractual expiration dates

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

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

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 7 - SUBSEQUENT EVENTS

In April 2014, the Company issued 37,500 shares of common stock as board fees, 8,000 shares of common stock as legal fees and 500 shares of common stock for consulting services.

On April 9, 2014, the Company formed Iris Wellness Labs, Inc, a Delaware Corporation, for the purpose of developing business lines.

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

Overview

Since inception on February 16, 1999 through March 31, 2014, we have sustained cumulative net losses of $9,869,666. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through March 31, 2014, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

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

Number of Employees

From our inception through March 31, 2014, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2014 from actual operations as we transition from a development stage company to that of an active growth stage company.

Costs and Expenses

From our inception through March 31, 2014, we have not generated any revenues and have incurred cumulative losses of $9,869,666. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $80,318 from $96,045 for the three months ended March 31, 2013 to $176,363 for the three months ended March 31, 2014. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $38,079 for the three months ended March 31, 2014 and $40,330 for the three months ended March 31, 2013, a period to period decrease of $2,251. The remaining SG&A expenses, which required cash amounted to $138,284 and $55,715 for the three months ended March 31, 2014 and 2013, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $4,642 for the three months ended March 31, 2013 to $14,226 for the three months ended March 31, 2014.

As a result of the above-mentioned expenses, net losses increased from $103,120 for the three months ended March 31, 2013 to a net loss of $192,460 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had working capital of $335,336 as compared to working capital deficit of $(172,256) as of December 31, 2013. Our cash position was $502,801 as of March 31, 2014 compared to $18,988 as of December 31, 2013. From inception to March 31, 2014 we have incurred an operating cash flow deficit of $3,772,137, which has been principally financed through the private placement of our common stock, the exercise of stock options, issuance of notes payable and loans from related party.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2014, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over financial Reporting

During the three months ended March 31, 2014, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, we issued 63,500 shares of common stock to consultants for services rendered and satisfaction of certain accrued expenses in the amount of $14,890. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

Date: May 9, 2014	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

