Form 10-Q
period 2014-06-30
IRIS BIOTECHNOLOGIES INC
filed 2014-08-14
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014 the issuer had 14,974,851 outstanding shares of Common Stock.

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

IRIS BIOTECHNOLOGIES INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$379,952	$18,988
Total current assets	379,952	18,988

Property, plant and equipment, net of accumulated depreciation of $235,934 and $234,593 as of June 30, 2014 and December 31, 2013, respectively	6,397	4,207

Total assets	$386,349	$23,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$212,882	$146,044
Convertible note payable	28,000	45,000
Advances, related party	200	200
Total current liabilities	241,082	191,244

Long term debt:
Convertible notes payable	13,000	16,000
Total debt	254,082	207,244

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par; 20,000,000 shares authorized; 14,919,351 and 13,579,223 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	7,863,435	7,122,546
Additional paid in capital	2,595,257	2,498,986
Common stock subscription receivable	(128,375)	(128,375)
Accumulated deficit	(10,198,050)	(9,677,206)
Total stockholders' equity (deficit)	132,267	(184,049)

Total liabilities and stockholders' equity (deficit)	$386,349	$23,195

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating expenses:
Selling, general and administrative	$276,564	$100,327	$452,927	$196,372
Research and development (Note 1)	50,220	7,118	64,446	11,760
Depreciation	598	1,445	1,341	2,916
Total operating expenses	327,382	108,890	518,714	211,048

Net loss from operations	(327,382)	(108,890)	(518,714)	(211,048)

Other income (expense):
Interest income (expense)	(1,001)	(1,085)	(2,130)	(2,047)

Net loss before provision for income taxes	(328,383)	(109,975)	(520,844)	(213,095)

Income taxes	—	—	—	—

Net loss	$(328,383)	$(109,975)	$(520,844)	$(213,095)

Loss per common share-basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding-basic and diluted	14,855,044	13,167,447	14,418,744	13,133,907

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2013	—	$—	13,579,223	$7,122,546	$2,498,986	$(128,375)	$(9,677,206)	$(184,049)
Common stock issued in January 2014 at $0.24 per share for services rendered	—	—	8,000	1,920	—	—	—	1,920
Sale of common stock in January 2014 at $0.80 per share	—	—	20,000	16,000	—	—	—	16,000
Common stock issued in February 2014 at $0.22 per share for services rendered	—	—	38,500	8,470	—	—	—	8,470
Sale of common stock in February 2014 at $0.80 per share	—	—	725,730	580,584	—	—	—	580,584
Common stock issued in March 2014 at $0.26 per share for services rendered	—	—	9,000	2,340	—	—	—	2,340
Common stock issued in connection with options exercised at $0.15 per share	—	—	400,000	60,000	—	—	—	60,000
Sale of common stock in March 2014 at $2.00 per share	—	—	5,000	10,000	—	—	—	10,000
Common stock issued in March 2014 at $0.27 per share for services rendered	—	—	8,000	2,160	—	—	—	2,160
Common stock issued in April 2014 at $0.27 per share for services rendered	—	—	46,000	12,291	—	—	—	12,291
Common stock issued in May 2014 at $0.64 per share for services rendered	—	—	8,500	5,448	—	—	—	5,448
Common stock issued in June 2014 at $1.60 per share for services rendered	—	—	8,500	13,578	—	—	—	13,578
Common stock issued in June 2014 in connection with exercise of warrants at $0.13 per share	—	—	40,000	5,200	—	—	—	5,200
Common stock issued in June 2014 at $1.00 per share in settlement of note payable and accrued interest	—	—	22,898	22,898	—	—	—	22,898
Fair value of vesting warrants for services	—	—	—	—	26,001	—	—	26,001
Fair value of vesting options	—	—	—	—	70,270	—	—	70,270
Net loss	—	—	—	—	—	—	(520,844)	(520,844)
Balance, June 30, 2014	—	$—	14,919,351	$7,863,435	$2,595,257	$(128,375)	$(10,198,050)	$132,267

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(520,844)	$(213,095)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	1,341	2,916
Common stock issued in exchange for services rendered	46,207	41,116
Impairment of intellectual property	—	—
Options and warrants issued in exchange for services rendered	96,271	43,220
Changes in operating liabilities:
Prepaid expenses	—	14,180
Accounts payable and accrued liabilities	69,736	58,516
Net cash used in operating activities:	(307,289)	(53,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,531)	—
Net cash used in investing activities:	(3,531)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	13,000
Proceeds from sale of common stock	606,584	40,000
Exercise of common stock options and warrants	65,200	—
Net (payments) proceeds, related party	—	200
Net cash provided by financing activities	671,784	53,200

Increase in cash and cash equivalents	360,964	53
Cash and cash equivalents beginning of period	18,988	1,042
Cash and cash equivalents end of period	$379,952	$1,095

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$22,898	$—

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

General

The following (a) condensed consolidated balance sheet as of June 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2013 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2014.

Business and Basis of Presentation

Iris Biotechnologies Inc. (the “Company”, “we”, “us”, “our”) was incorporated on February 16, 1999 under the laws of the State of California. The Company efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

On April 9, 2014, the Company formed Iris Wellness Labs, Inc, a Delaware Corporation, for the purpose of developing business lines. As of June 30, 2014, there were no significant assets or liabilities in Iris Wellness Labs, Inc, or operations since its formation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of June 30, 2014, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For all periods presented, common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 16,268,027 and 14,612,348 for the three and six months ended June 30, 2014, respectively; and 14,203,058 and 14,170,473 for the three and six months ended June 30, 2013, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at June 30, 2014 and December 31, 2013.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $50,220 and $64,446 for the three and six months ended June 30, 2014, respectively; and $7,118 and $11,760 for the three and six months ended June 30, 2013, respectively.

Liquidity and Dependency of Key Management

Since inception on February 16, 1999 through June 30, 2014, we have sustained cumulative net losses of $10,198,050. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through June 30, 2014, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

To date the Company has generated no revenues, has incurred expenses, has used $307,289 in operations for the six months ended June 30, 2014. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a loss from operations of $520,844 during the six months ended June 30, 2014. For the period from February 16, 1999 (date of inception) through June 30, 2014, the Company has accumulated losses of $10,176,550. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the continued efforts of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder who has historically provided financial support and raised funding from third party sources. As in the past, Mr. Chin has committed to provide all necessary funding needed to meet the Company’s financial obligations through the next twelve months and beyond.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the unaudited condensed financial statement as of June 30, 2014.

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

Stock Based Compensation

The Company follows the fair value recognition provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10. Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

During the six months ended June 30, 2013 and 2012, the Company granted no employee stock options. The fair values of issued vesting options were $48,046 and $70,270 for the three and six months ended June 30, 2014, respectively; and $23,275 and $43,220 for the three and six months ended June 30, 2013, respectively.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Computer equipment	$70,336	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	4,764	3,586
Manufacturing equipment	165,503	165,503
	242,331	238,800
Less: accumulated depreciation	(235,934)	(234,593)
	$6,397	$4,207

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Note payable, dated June 21, 2012	$—	$20,000
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated September 12, 2012	10,000	10,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	3,000	3,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated June 21, 2013	2,000	2,000
Note payable, dated September 24, 2013	1,000	1,000
Total	41,000	61,000
Less: current portion	(28,000)	(45,000)
Long term portion	$13,000	$16,000

On June 18, 2014, the Company issued 22,898 shares of its common stock in settlement of a $20,000 note payable and accrued interest.

NOTE 4 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through June 30, 2014, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of June 30, 2014 and December 31, 2013 the Company has 14,919,351 and 13,579,223 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2014, the Company sold an aggregate of 750,730 shares of common stock for net proceeds of $606,584.

During the six months ended June 30, 2014, the Company issued an aggregate of 126,500 shares of common stock for services in the amount of $46,207.

During the six months ended June 30, 2014, the Company issued 400,000 shares of common stock for exercise of employee options at $0.15 per share, aggregate proceeds of $60,000.

During the six months ended June 30, 2014, the Company issued 40,000 shares of common stock for exercise of warrants at $0.13 per share, aggregate proceeds of $5,200.

During the six months ended June 30, 2014, the Company issued 22,898 shares of common stock in settlement of notes payable and accrued interest at $1.00 per share.

NOTE 5 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at June 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	60,100	4.31	$1.00	48,400	$1.00

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	63,629	$0.92
Issued	60,100	1.00
Exercised	—	—
Expired	(23,629)	(2.25)
Outstanding at December 31, 2013	100,100	$0.65
Issued	—	—
Exercised	(40,000)	(0.13)
Expired	—	—
Outstanding at June 30, 2014	60,100	$1.00

On October 21, 2013, the Company issued an aggregate of 60,100 warrants for services with an exercise price of $1.00 with 25,000 vested immediately and the remainder (35,100) vesting over one year and expiring five years from issuance. The fair value of the vested warrants during the six months ended June 30, 2014 (as determined as described below) of $26,001 is charged to current period operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.62% to 1.73%
Expected stock price volatility	86.22% to 180.85%
Expected dividend payout	—
Expected option life-years (a)	4.31 to 4.56

__________________________

(a) The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at June 30, 2014:

Options Outstanding				Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	4.97	$0.13	80,000	$0.13
0.80	85,000	6.71	0.80	72,604	0.80
1.00	906,875	2.61	1.00	779,271	1.00
1.11	200,000	6.51	1.11	170,833	1.11
2.25	167,696	3.90	2.25	167,696	2.25
1.10	1,439,571	3.68	$1.10	1,270,404	$1.11

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,779,571	$0.89
Granted	100,000	1.00
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2013	1,879,571	$0.90
Granted	—	—
Exercised	(400,000)	(0.15)
Expired	(40,000)	(1.00)
Outstanding at June 30, 2014:	1,439,571	$1.10

During the six months ended June 30, 2014, the Company issued 400,000 shares of common stock for exercise of employee options at $0.15 per share, aggregate proceeds of $60,000.

The fair value of the vested portion previously granted employee options charged to operations was $20,496 and $40,992 during the three and six months ended June 30, 2014, respectively, and $23,275 and $43,220 for the three and six months ended June 30, 2013.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at June 30, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	260,000	5.74	$1.00	156,875	$1.00
1.40	105,000	4.73	1.40	105,000	1.40
	365,000		$1.12	261,875	$1.17

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	215,000	$1.20
Granted	150,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2014:	365,000	$1.12

The fair value (as determined as described below) of the non-employee options of $27,551 and $29,278 was charged during the three month and six month periods ended June 30, 2014, respectively; and $3,330 and $3,330 for the three and six month periods ended June 30, 2013.

The fair value of these options issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.53% to 2.73%
Expected stock price volatility	86.22% to 180.85%
Expected dividend payout	—
Expected option life-years (a)	8.74 to 8.99

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

NOTE 7 - SUBSEQUENT EVENTS

In July 2014, the Company issued 37,500 shares of its common stock as board fees, 8,000 shares as legal fees and 1,000 shares as consulting services.

Effective July 1, 2014, the Company entered into a one year lease agreement for office and laboratory space at a rate of $1,650 per month.

In August 2014, the Company issued 8,000 shares of its common stock as legal fees and 1,000 shares as consulting services.

In August 2014, the Company entered into a common stock purchase agreement with an investor for 100,000 shares at 1.75 per share.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

Since inception on February 16, 1999 through June 30, 2014, we have sustained cumulative net losses of $10,198,050. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through June 30, 2014, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

We have been focused on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of our BioWindows™ medical informatics system. We have an extensive pipeline of disease chips including a BreastCancerChip™, ColonCancerChip™, NeuroChip™, CardioChip™, ComprehensiveCancerChip™, and MetabolicChip™.

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

History

We were incorporated in the State of California on February 16, 1999 and planned to sell theranostic (choosing therapy based upon personalized diagnostic results) products and services in the medical field. In an effort to develop that business, we set up operations in three locations in California - Headquarters in Santa Clara (near Stanford University), Laboratory in San Leandro (near UC Berkeley and UC San Francisco), and Business Development in Davis (near UC Davis).

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

Number of Employees

From our inception through June 30, 2014, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2014 from actual operations as we transition to that of an active growth stage company.

Costs and Expenses

From our inception through June 30, 2014, we have not generated any revenues and have incurred cumulative losses of $10,198,050. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $176,237 from $100,327 for the three months ended June 30, 2013 to $276,564 for the three months ended June 30, 2014. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $104,399 for the three months ended June 30, 2014 and $44,004 for the three months ended June 30, 2013, a period to period increase of $60,395. The remaining SG&A expenses, which required cash amounted to $172,165 and $56,323 for the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, we incurred additional personnel and service provider costs as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $7,118 for the three months ended June 30, 2013 to $50,220 for the three months ended June 30, 2014.

As a result of the above-mentioned expenses, net losses increased from $109,975 for the three months ended June 30, 2013 to a net loss of $328,383 for the three months ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2014 from actual operations as we transition to that of an active growth stage company.

Costs and Expenses

From our inception through June 30, 2014, we have not generated any revenues and have incurred cumulative losses of $10,198,050. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $256,555 from $196,372 for the six months ended June 30, 2013 to $452,927 for the six months ended June 30, 2014. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $142,478 for the six months ended June 30, 2014 and $84,336 for the six months ended June 30, 2013, a period to period increase of $103,061. The remaining SG&A expenses, which required cash amounted to $310,449 and $112,036 for the six months ended June 30, 2014 and 2013, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $11,760 for the six months ended June 30, 2013 to $64,446 for the six months ended June 30, 2014.

As a result of the above-mentioned expenses, net losses increased from $213,095 for the six months ended June 30, 2013 to a net loss of $520,844 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had working capital of $138,870 as compared to working capital deficit of $(172,256) as of December 31, 2013. Our cash position was $379,952 as of June 30, 2014 compared to $18,988 as of December 31, 2013. From six months ended June 30, 2014 we have incurred an operating cash flow deficit of $307,289, which has been principally financed through the private placement of our common stock, the exercise of stock options and warrants.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2014, virtually all of our financing has been through private placements of common stock, convertible notes and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2014, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting consolidated financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

 Changes in Internal Control Over financial Reporting

During the three months ended June 30, 2014, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2014, we issued 126,500 shares of common stock to consultants for services rendered and satisfaction of certain accrued expenses in the amount of $14,890. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

Date: August 14, 2014	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

