Form 10-Q
period 2014-09-30
IRIS BIOTECHNOLOGIES INC
filed 2014-11-14
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014 the issuer had 15,194,436 outstanding shares of Common Stock.

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$386,697	$18,988
Total current assets	386,697	18,988

Property, plant and equipment, net of accumulated depreciation of $236,645 and $234,593 as of September 30, 2014 and December 31, 2013, respectively	9,599	4,207

Total assets	$396,296	$23,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$194,198	$146,044
Convertible note payable	5,000	45,000
Advances, related party	200	200
Total current liabilities	199,398	191,244

Long term debt:
Convertible notes payable	26,000	16,000
Total debt	225,398	207,244

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par; 20,000,000 shares authorized; 15,112,936 and 13,579,223 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	8,197,387	7,122,546
Additional paid in capital	2,655,449	2,498,986
Common stock subscription receivable	(128,375)	(128,375)
Accumulated deficit	(10,553,563)	(9,677,206)
Total stockholders' equity (deficit)	170,898	(184,049)

Total liabilities and stockholders' equity (deficit)	$396,296	$23,195

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating expenses:
Selling, general and administrative	$262,169	$71,945	$715,096	$268,317
Research and development (Note 1)	91,809	13,920	156,255	25,680
Depreciation	712	1,137	2,053	4,053
Total operating expenses	354,690	87,002	873,404	298,050

Net loss from operations	(354,690)	(87,002)	(873,404)	(298,050)

Other income (expense):
Interest income (expense)	(823)	(1,139)	(2,953)	(3,186)

Net loss before provision for income taxes	(355,513)	(88,141)	(876,357)	(301,236)

Income taxes	—	—	—	—

Net loss	$(355,513)	$(88,141)	$(876,357)	$(301,236)

Loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	15,020,115	13,283,801	14,621,404	13,184,421

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

					Additional
	Preferred shares		Common shares		Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2013	—	$—	13,579,223	$7,122,546	$2,498,986	$(128,375)	$(9,677,206)	$(184,049)
Common stock issued in January 2014 at $0.24 per share for services rendered	—	—	8,000	1,920	—	—	—	1,920
Sale of common stock in January 2014 at $0.80 per share	—	—	20,000	16,000	—	—	—	16,000
Common stock issued in February 2014 at $0.22 per share for services rendered	—	—	38,500	8,470	—	—	—	8,470
Sale of common stock in February 2014 at $0.80 per share	—	—	725,730	580,584	—	—	—	580,584
Common stock issued in March 2014 at $0.26 per share for services rendered	—	—	9,000	2,340	—	—	—	2,340
Common stock issued in connection with options exercised at $0.15 per share	—	—	400,000	60,000	—	—	—	60,000
Sale of common stock in March 2014 at $2.00 per share	—	—	5,000	10,000	—	—	—	10,000
Common stock issued in March 2014 at $0.27 per share for services rendered	—	—	8,000	2,160	—	—	—	2,160
Common stock issued in April 2014 at $0.27 per share for services rendered	—	—	46,000	12,291	—	—	—	12,291
Common stock issued in May 2014 at $0.64 per share for services rendered	—	—	8,500	5,448	—	—	—	5,448
Common stock issued in June 2014 at $1.60 per share for services rendered	—	—	8,500	13,578	—	—	—	13,578
Subtotal	—	$—	14,856,453	$7,835,337	$2,498,986	$(128,375)	$(9,677,206)	$528,742

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

					Additional
	Preferred shares		Common shares		Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance forward	—	$—	14,856,453	$7,835,337	$2,498,986	$(128,375)	$(9,677,206)	$528,742
Common stock issued in June 2014 in connection with exercise of warrants at $0.13 per share	—	—	40,000	5,200	—	—	—	5,200
Common stock issued in June 2014 at $1.00 per share in settlement of note payable and accrued interest	—	—	22,898	22,898	—	—	—	22,898
Common stock issued in July 2014 at $2.26 per share for services rendered	—	—	9,000	20,344	—	—	—	20,344
Common stock issued in July 2014 at $1.50 per share for services rendered	—	—	37,500	56,234	—	—	—	56,234
Common stock issued in August 2014 at $2.11 per share for services rendered	—	—	9,000	19,015	—	—	—	19,015
Sale of common stock in August 2014 at $1.75 per share	—	—	100,000	175,000	—	—	—	175,000
Common stock issued in September 2014 at $1.86 per share for services rendered	—	—	9,000	16,774	—	—	—	16,774
Sale of common stock in September 2014 at $2.00 per share	—	—	17,500	35,000	—	—	—	35,000
Common stock issued in September 2014 at $1.00 per share in settlement of note payable and accrued interest	—	—	11,585	11,585	—	—	—	11,585
Fair value of vesting warrants for services	—	—	—	—	44,748	—	—	44,748
Fair value of vesting options	—	—	—	—	111,715	—	—	111,715
Net loss	—	—	—	—	—	—	(876,357)	(876,357)
Balance, September 30, 2014	—	$—	15,112,936	$8,197,387	$2,655,449	$(128,375)	$(10,553,563)	$170,898

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(876,357)	$(301,236)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	2,053	4,053
Common stock issued in exchange for services rendered	158,574	67,058
Impairment of intellectual property	—	—
Options and warrants issued in exchange for services rendered	156,463	64,342
Changes in operating liabilities:
Prepaid expenses	—	14,180
Accounts payable and accrued liabilities	52,637	35,865
Net cash used in operating activities:	(506,630)	(115,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,445)	—
Net cash used in investing activities:	(7,445)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	19,000
Proceeds from sale of common stock	816,584	98,000
Exercise of common stock options and warrants	65,200	—
Net (payments) proceeds, related party	—	200
Net cash provided by financing activities	881,784	117,200

Increase in cash and cash equivalents	367,709	1,462
Cash and cash equivalents beginning of period	18,988	1,042
Cash and cash equivalents end of period	$386,697	$2,504

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$34,483	$—

The accompanying notes are an integral part of these financial statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

General

The following (a) condensed consolidated balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2013 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2014.

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

On April 9, 2014, the Company formed Iris Wellness Labs, Inc., a wholly owned subsidiary and Delaware Corporation, for the purpose of developing certain business lines. As of September 30, 2014, there were no significant assets or liabilities in Iris Wellness Labs, Inc, or operations since its formation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from the estimates.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of September 30, 2014, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For all periods presented, common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 16,511,623 and 16,007,912 for the three and nine months ended September 30, 2014, respectively; and 13,869,801 and 13,770,421 for the three and nine months ended September 30, 2013, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at September 30, 2014 and December 31, 2013.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $91,809 and $156,255 for the three and nine months ended September 30, 2014, respectively; $13,920 and $25,680 for the three and nine months ended September 30, 2013, respectively.

Liquidity and Dependency of Key Management

Since inception on February 16, 1999 through September 30, 2014, we have sustained cumulative net losses of $10,553,563. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through September 30, 2014, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

To date the Company has generated no revenues, has incurred expenses, has used $506,630 in operations for the nine months ended September 30, 2014. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a loss from operations of $876,357 during the nine months ended September 30, 2014. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the unaudited condensed financial statement as of September 30, 2014.

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

Stock Based Compensation

The Company follows the fair value recognition provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). Stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10, and the estimated expense for the portion vesting based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10.

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted, under ASC 718-10. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

During the nine months ended September 30, 2014 and 2013, the Company granted no employee stock options. The fair values of issued vesting options were $41,445 and $111,715 for the three and nine months ended September 30, 2014, respectively; and $21,122 and $64,342 for the three and nine months ended September 30, 2013, respectively.

Recent Accounting Pronouncements

Accounting Standards Update No. 2014-10

The Company has adopted Accounting Standards Update (ASU) No. 2014-10 (ASU No. 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

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

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has early adopted ASU No. 2014-10.

Accounting Standards Update No. 2014-12

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award.

This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

Accounting Standards Update No. 2014-09

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Computer equipment	$74,249	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	4,764	3,586
Manufacturing equipment	165,503	165,503
	246,244	238,800
Less: accumulated depreciation	(236,645)	(234,593)
	$9,599	$4,207

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Note payable, dated June 21, 2012	$—	$20,000
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated September 12, 2012	—	10,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	3,000	3,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated June 21, 2013	2,000	2,000
Note payable, dated September 24, 2013	1,000	1,000
Total	31,000	61,000
Less: current portion	(5,000)	(45,000)
Long term portion	$26,000	$16,000

On June 18, 2014, the Company issued 22,898 shares of its common stock in settlement of a $20,000 convertible note payable and accrued interest.

On September 21, 2014, the Company issued 11,585 shares of its common stock in settlement of $10,000 convertible note payable and accrued interest.

NOTE 4 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through September 30, 2014, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of September 30, 2014 and December 31, 2013 the Company has 15,112,936 and 13,579,223 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2014, the Company sold an aggregate of 868,230 shares of common stock for net proceeds of $816,584.

During the nine months ended September 30, 2014, the Company issued an aggregate of 191,000 shares of common stock for services in the amount of $158,574.

During the nine months ended September 30, 2014, the Company issued 400,000 shares of common stock for exercise of employee options at $0.15 per share, aggregate proceeds of $60,000.

During the nine months ended September 30, 2014, the Company issued 40,000 shares of common stock for exercise of warrants at $0.13 per share, aggregate proceeds of $5,200.

During the nine months ended September 30, 2014, the Company issued 34,483 shares of common stock in settlement of notes payable and accrued interest at $1.00 per share.

NOTE 5 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at September 30, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	60,100	4.06	$1.00	57,175	$1.00

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	63,629	$0.92
Issued	60,100	1.00
Exercised	—	—
Expired	(23,629)	(2.25)
Outstanding at December 31, 2013	100,100	$0.65
Issued	—	—
Exercised	(40,000)	(0.13)
Expired	—	—
Outstanding at September 30, 2014	60,100	$1.00

On October 21, 2013, the Company issued an aggregate of 60,100 warrants for services with an exercise price of $1.00 with 25,000 vested immediately and the remainder (35,100) vesting over one year and expiring five years from issuance. The fair value of the vested warrants during the nine months ended September 30, 2014 (as determined as described below) of $44,748 is charged to current period operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.62% to 1.78%
Expected stock price volatility	86.22% to 180.85%
Expected dividend payout	—
Expected option life-years (a)	4.06 to 4.56

__________________________

(a) The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at September 30, 2014:

Options Outstanding				Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	4.72	$0.13	80,000	$0.13
0.80	85,000	6.45	0.80	77,917	0.80
1.00	906,875	2.36	1.00	790,833	1.00
1.11	200,000	6.25	1.11	183,333	1.11
2.25	167,696	3.65	2.25	167,696	2.25
1.10	1,439,571	3.42	$1.10	1,299,779	$1.11

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,779,571	$0.89
Granted	100,000	1.00
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2013	1,879,571	$0.90
Granted	—	—
Exercised	(400,000)	(0.15)
Expired	(40,000)	(1.00)
Outstanding at September 30, 2014:	1,439,571	$1.10

During the nine months ended September 30, 2014, the Company issued 400,000 shares of common stock for exercise of employee options at $0.15 per share, aggregate proceeds of $60,000.

The fair values of issued vesting options were $20,496 and $61,488 for the three and nine months ended September 30, 2014, respectively; and $19,945 and $59,836 for the three and nine months ended September 30, 2013, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at September 30, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	260,000	5.49	$1.00	166,250	$1.00
1.40	105,000	4.48	1.40	105,000	1.40
	365,000		$1.12	271,250	$1.15

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	215,000	$1.20
Granted	150,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2014:	365,000	$1.12

The fair value (as determined as described below) of the non-employee options of $20,950 and $50,229 was charged during the three month and nine month periods ended September 30, 2014, respectively; and $1,176 and $4,506 for the three and nine month periods ended September 30, 2013.

The fair value of these options issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	2.22% to 2.73%
Expected stock price volatility	86.22% to 180.85%
Expected dividend payout	—
Expected option life-years (a)	8.49 to 8.99

__________________________

(a) The expected option life is based on contractual expiration dates

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

On August 20, 2012, the Company filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. The Company presented case references and requested for the case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. The Company has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 7 - SUBSEQUENT EVENTS

In October 2014, the Company issued 37,500 shares of its common stock as board fees, 8,000 shares as legal fees and 1,000 shares as consulting services.

In October 2014, the Company entered into a common stock purchase agreements with two investors for 35,000 shares at $2.00 per share.

In October 2014, the Company granted 60,200 warrants to purchase stock at $2,00 per share to individuals for their consulting services.

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

Overview

Since inception on February 16, 1999 through September 30, 2014, we have sustained cumulative net losses of $10,553,563. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through September 30, 2014, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

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

Under the US Qualifying Therapeutic Discovery Project (QTDP) Program, we were awarded $245,000 in recognition of our patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

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

Plan of Operation

We are a life science company focused on the development and commercialization of Nano-Biochips™ and an artificial intelligence system to assist in establishing the foundation for personalized medicine, which will initially be utilized in the treatment of breast cancer. The Nano-Biochips™ have the ability to quickly and very accurately analyze the activity of multiple genes involved in a specific disease. Our manufacturing system has the capability to produce a variety of chips with a choice of mRNA, microRNA, protein, or other biomarker probes for the diagnosis and prognosis of many diseases. Although we may market our products as CLIA laboratory tests, we are designing them to be approved by the FDA, which can then be used in any certified laboratory. Starting at the point of a breast biopsy diagnosis of cancer, the Nano-Biochip and informatics program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each patient’s particular type of cancer. Our product platform is expected to lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes, metabolic problems, and other diseases.

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

Number of Employees

From our inception through September 30, 2014, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2015 from actual operations as we transition to that of an active growth stage company.

Costs and Expenses

From our inception through September 30, 2014, we have not generated any revenues and have incurred cumulative losses of $10,553,563. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $190,224 from $71,945 for the three months ended September 30, 2013 to $262,169 for the three months ended September 30, 2014. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $172,560 for the three months ended September 30, 2014 and $47,063 for the three months ended September 30, 2013, a period to period increase of $125,497. The remaining SG&A expenses, which required cash amounted to $89,609 and $24,882 for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, we incurred additional personnel and service provider costs as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $13,920 for the three months ended September 30, 2013 to $91,809 for the three months ended September 30, 2014.

As a result of the above-mentioned expenses, net losses increased from $88,141 for the three months ended September 30, 2013 to a net loss of $355,513 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2015 from actual operations as we transition to that of an active growth stage company.

Costs and Expenses

From our inception through September 30, 2014, we have not generated any revenues and have incurred cumulative losses of $10,553,563. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $446,779 from $268,317 for the nine months ended September 30, 2013 to $715,096 for the nine months ended September 30, 2014. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $315,037 for the nine months ended September 30, 2014 and $131,400 for the nine months ended September 30, 2013, a period to period increase of $183,637. The remaining SG&A expenses, which required cash amounted to $400,059 and $136,917 for the nine months ended September 30, 2014 and 2013, respectively. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $25,680 for the nine months ended September 30, 2013 to $156,255 for the nine months ended September 30, 2014.

As a result of the above-mentioned expenses, net losses increased from $301,236 for the nine months ended September 30, 2013 to a net loss of $876,357 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had working capital of $187,299 as compared to working capital deficit of $(172,256) as of December 31, 2013. Our cash position was $386,697 as of September 30, 2014 compared to $18,988 as of December 31, 2013. From nine months ended September 30, 2014 we have incurred an operating cash flow deficit of $506,630, which has been principally financed through the private placement of our common stock, the exercise of stock options and warrants.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2014, virtually all of our financing has been through private placements of common stock, convertible notes and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2014, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting consolidated financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements. Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

 Changes in Internal Control Over financial Reporting

During the three months ended September 30, 2014, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2014, we issued 191,000 shares of common stock to consultants for services rendered and satisfaction of certain accrued expenses in the amount of $158,374. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

Date: November 14, 2014	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

