Form 10-K
period 2014-12-31
IRIS BIOTECHNOLOGIES INC
filed 2015-03-31
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a closing sale price of $2.85 per share which was the last sale price of the common stock as of June 30, 2014) was $2,293,375.

As of March 31, 2015, the issuer had 15,306,436 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

Iris BioTechnologies (“Iris” or the “Company”) is a life sciences company that believes its tests will be more powerful than other products on the market and will be able to predict the best, targeted therapy to maximize efficacy and minimize side effects by using gene expression test with additional genomic, proteomic, personal life style, family medical history, and environmental exposure information to optimize longevity and quality of life.

As of January 1, 2015, hospitals, medical clinics, surgery centers, and other medical providers are required by law to have electronic medical records in HL7 format. Unlike the pdf format, HL7 is a friendly format for data extraction into the Iris BioWindows System, which will expedite the process in enabling personalized precision medicine. We believe that the true value of Iris shares will be realized after launching our products for medical, research, and consumer applications.

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

Iris Today:

In 2014, Iris received the IAIR Award for Best Company for Leadership in Personalized Medicine. To date, Iris has invested over $10 million in preparation for the launch of multiple products and services based upon its patented Nano-biochip and BioWindows Medical Informatics System. Iris is now prepared to proceed with commercial scale manufacturing and launch of multiple products. We currently have six US patents plus a portfolio of patents issued worldwide. Iris has been keeping up and making adjustments to our products and technology, as well as intellectual property portfolio to stay at the forefront of its market sector.

Iris has an extensive pipeline of personalized, precision medical products and services, including an integrated blood test, IVF applications, a BreastCancerChip, ColonCancerChip, NeuroChip, PrenatalChip, Comprehensive CancerChip, CardioChip, ViralChip and MetabolicChip; however, we have focused our initial efforts on helping breast cancer patients. In October 2010, Iris was awarded $245,000, the maximum amount given per grant under the US Qualifying Therapeutic Discovery Project (QTDP) Program. The QTDP grant provided recognition of Iris's patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

With the addition of outstanding people, who have a passion for making a difference in helping people through precision medicine, we have positioned ourselves well to offer our solution to the world as we prepare for dynamic growth.

Market Size:

The global market for a more personalized approach to medicine and health is expected to grow to $452 billion in 2015 according to PricewaterhouseCoopers projections. The market for personalized medicine in the United States is already $232 billion, and it is projected to grow 11 percent annually. The core diagnostic and targeted therapeutic segment of the market is expected to grow by 10 percent annually, reaching $42 billion by 2015. The related nutrition and wellness market - including retail, complementary and alternative medicine offered by consumer products, food and beverage, leisure and retail companies - is estimated at $196 billion and is projected to grow 7 percent annually to over $290 billion by 2015. With health care spending expected to reach $4.3 trillion or 19.5 percent of GDP by 2017, companies developing personalized diagnostic products are expected to yield very good return on investment.

Our Competition:

We have different competitors for different markets. In breast cancer analysis, for example, our competitors include Genomic Health, Agendia, and Nanostring. The most direct competitor is Genomic Health, which had approximately $275.7 million of revenue in 2014, a 5.4 percent increase over the revenue in 2013 and has a market capitalization of approximately $1.1 billion. Genomic Health's Oncotype Dx prognostic test determines the recurrence and potential responsiveness to chemotherapy. Its CLIA test, which is not FDA approved, is a 21-gene expression test that classifies breast cancer patients as "low," "medium" or "high" risk of developing distance metastasis. Oncotype Dx is used to analyze early-stage estrogen receptor positive breast cancers, and over 10,000 physicians have used it to help guide treatment for over 200,000 patients in 65 countries.

Agendia's Mammaprint prognostic test determines the likelihood of recurrence and benefit of chemotherapy. It is an FDA-approved 70-gene expression test that classifies breast cancer patients as "low" or "high" risk of developing distance metastasis in a 10-year period and their potential responsiveness to chemotherapy for lymph node negative tumors up to 5 cm. Agendia is a privately held company, and their 2014 revenue is believed to be less than $40 million.

Nanostring markets their nCounter Analysis System, which enables genomic analysis on a scale appropriate for pathway-based biology by digitally quantifying the activity of up to 800 genes simultaneously in a tissue sample. Nanostring generated revenue of $47.6 million and $31.4 million in 2014 and 2013 respectively, while incurring net losses of $50.0 million and $29.3 million in 2014 and 2013 respectively.

Nanostring’s Prosigna molecular diagnostic test is based on a collection of 50 genes known as the PAM50 gene signature. Prosigna can provide a breast cancer patient and her physician with a subtype classification based on the fundamental biology of the patient’s tumor, as well as a prognostic score that predicts the probability of cancer recurrence over 10 years. Physicians use Prosigna to help guide therapeutic decisions so that patients receive a therapeutic intervention only if it is clinically warranted. Prosigna is regulated as an in vitro diagnostic test and they distribute it as a kit.

We benefit from the fact that Genomic Health, Agendia, and Nanostring have begun the education of those in the healthcare system, paving the way for our company to penetrate the market at an accelerated pace.

Our Competitive Advantage:

In addition to the prognostic testing capabilities, similar to the offerings by Genomic Health, Agendia, and Nanostring, our tests predict the best, targeted therapy to maximize efficacy and minimize side effects by using a 100+ gene expression test with additional genomic, proteomic, personal life style, family medical history, and environmental exposure information to optimize longevity and quality of life. Iris expects revenue from multiple products and services.

Breast cancer gene signatures have been used to segregate patients by prognosis and therapeutic indication. Those such as Oncotype DX, Mammaprint, and PAM50 classify breast tumors into subclasses (e.g., Luminal A, Luminal B, HER2, Basal) that are broadly predictive of recurrence after initial treatment/resection, without specifying an indicated treatment modality. Other signatures (e.g., Endopredict, immune response, Myc, p53) are prognostic within individual subclasses (e.g., ER-positive, triple negative) again without specifying indicated treatment modalities. Lastly, pathway signatures (e.g., RB, MEK, PTEN) predict tumor addiction to specific oncogenes and/or responsiveness to specific treatments. These latter pathway signatures may be selectively predictive in the context of particular tumor subclasses. For example, in ER-positive disease there was a highly significant association between high RB-loss signature expression and poor disease outcome, while in ER-negative disease the opposite trend was evident. Specifically, within the ER-negative subpopulation, the RB-loss signature was associated with improved response to chemotherapy and longer relapse-free survival.

While currently, most published signatures are merely prognostic, the advent of neoadjuvant therapies and adaptive trials will increasingly favor the development of signatures predictive of response to individual targeted therapies. However, publicly available clinical data for targeted therapies are still sparse. In lieu of such clinical data, some researchers have used the results of pre-clinical studies using cell lines and xenografts to derive predictive signatures. In one illustrative example, cell lines were used to define an 18-gene signature of MEK functional output, independent of tumor genotype. Where the MEK pathway was activated but the cells remained resistant to the MEK inhibitor selumetinib, a 13-gene signature was identified that indicated the existence of compensatory signaling. In another example, breast cell lines were used to define a 7-gene signature predictive of responsiveness to the drug olaparib, a specific inhibitor of Poly(ADP-ribose) polymerase (PARP) – an enzyme involved in DNA repair.

Our test is based upon a list of genes tailored for breast cancer signatures prognostic test with future predictive capabilities, including signatures of oncogenic pathways likely to be targeted by therapeutic drugs currently in various stages of development. We envision broad use of our artificial intelligence system for optimization of targeted therapeutic strategies and may incorporate data from next-generation sequencing (NGS) and other sources.

Iris: The Future of Personalized Medicine

Iris’s technology platform developed in house is designed with the capacity and flexibility to introduce several new products each year to facilitate the treatment of many diseases affecting millions of people. Iris’s sales strategy is to sell directly to major health care customers such as Kaiser Permanente, and rely on strategic partners in the value chain to access and service smaller customers. We will also form other strategic partnerships to accelerate our revenue growth and profitability with attractive margins. In addition, we plan to offer Direct-to-Consumers products and services, both through our new Iris Wellness Labs website and various retail locations worldwide.

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

We have explored collaborating with various entities in the U.S. and overseas to begin clinical research studies to determine the effectiveness of tissue genetic testing in patients undergoing surgery for breast cancer. Our biochip technology is expected to advance personalized medicine, enhancing a physician’s ability to match cancer treatment plans to genetic indicators. We anticipate enrolling 300 women who undergo breast cancer surgery. It is hoped that this research study will someday assist oncologists and breast surgeons in making better personalized treatment decisions that may favorably benefit the overall recovery and survival of future breast cancer patients. This is the beginning of a study that we expect will eventually include patients from multiple hospitals and surgical centers worldwide.

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

According to The American Cancer Society, about 1,658,37 new cancer cases are expected to be diagnosed in 2015. This estimate does not include carcinoma in situ (noninvasive cancer) of any site except urinary bladder, and does not include basal cell and squamous cell skin cancers, which are not required to be reported to cancer registries. In 2015, about 589,430 Americans are expected to die of cancer, almost 1,620 people per day. Cancer is the second most common cause of death in the US, exceeded only by heart disease, accounting for nearly 1 of every 4 deaths. Annually, approximately 12.7 million people worldwide are diagnosed with cancer.

Our initial focus is helping the more than 2 million breast cancer patients in the US. Each year more than a million breast biopsies, lumpectomies, and mastectomies are performed. An estimated 231,840 new cases of invasive breast cancer are expected to be diagnosed among women in the US during 2015.About 60,290 new cases of carcinoma in situ (CIS) will be diagnosed (CIS is non-invasive and is the earliest form of breast cancer), and about 40,290 women will die from breast cancer. Excluding cancers of the skin, breast cancer is the most frequently diagnosed cancer in women.

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

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors. 2015 will be a defining year for us and for our industry.

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

Our technology platform includes a combination of:

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

We are also developing other new technologies, and we will discuss them in more detail in the future. Single cell genomics and proteomics, DNA editing, nano-particle applications, circulating tumor cell analysis, cell free DNA, stem cell therapy, microbiome modification, and potential therapeutics for various diseases are within the framework of our focus to build upon our patented technologies.

Our initial products can be marketed as CLIA laboratory tests without FDA approval, similar to Genomic Health’s Oncotype DX test or as 510(k) products approved by the FDA, enabling our tests to be used in any certified laboratory. To get FDA approval, a human clinical “in vivo” trial is not required. Human tissue study “in vitro” is sufficient for getting 510(k) approval from the FDA, which we will be seeking. This will enable us to sell our nano-biochip diagnostic kits on a worldwide basis directly to major hospital networks, clinical laboratories, pharmaceutical companies, research institutions and individuals.

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

Summary of Medical Care

According to the Centers for Medicare and Medicaid Service, US healthcare spending is projected to be 19.9 percent of GDP by 2022. A Forbes magazine article dated February 2, 2014 stated that the projected annual US healthcare Spending for 2015 is approximately $4.0 trillion.. Spending on national health care totaled $2.9 trillion or 17.4 percent of GDP in 2013.

The American Cancer Society estimates that approximately 231,840 American women were diagnosed with invasive breast cancer in 2015, as well as an estimated 60,290 additional cases of in situ breast cancer. A breast cancer patient, after the removal of the tumor, is usually treated with radiation and/or chemotherapy followed by additional therapies such as hormonal therapy or molecular antibody treatment.

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

Other Competitors

As we introduce products and services for new applications using our powerful technology platforms, we will have many more competitors in in multiple multi-billion-dollar markets. Some of these competitors include Theranos, Foundation Medicine, and Invitae.

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

Employees

As of March 31, 2015 we have 7 full-time and part-time employees and 6 full-time and part-time consultants. As we prepare to transition from product development to commercialization, we are currently in contract negotiations to hire additional employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results

We May Never Commercialize Any Of Our Products Or Earn A Profit.

We have incurred losses since we were formed. We have incurred an accumulated deficit during development stage of $10,869,224 as of December 31, 2014. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We currently have three facilities in California. Our headquarters is in Santa Clara and our laboratories are in San Leandro and Davis.

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on January 1, 2015 and expires on December 31, 2015. We currently pay rent and related costs of $300 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2015 and expires on December 31, 2015. We currently pay rent and related costs of $1,800 per month.

We also lease a laboratory and office space, which is located at 1949 5th Street, Davis, California 95618. The lease has a term of 12 months, which began on July 1, 2014 and expires on June 30, 2015. The Company currently pays rent and related costs of $1,650 per month.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

On August 20, 2012, the Company filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. We presented case references and requested for our case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. Iris has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014. We expect a court date within the next few months.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on August 5, 2008 under the symbol “IRSB”. The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2014.

	High Bid	Low Bid
Year Ended December 31, 2014
First Quarter	$0.27	$0.25
Second Quarter	$4.50	$0.27
Third Quarter	$2.30	$1.70
Fourth Quarter	$2.25	$1.25

	High Bid	Low Bid
Year Ended December 31, 2013
First Quarter	$0.40	$0.33
Second Quarter	$0.45	$0.38
Third Quarter	$0.45	$0.18
Fourth Quarter	$0.26	$0.18

As of March 31, 2015, we had 15,306,436 shares of common stock issued and outstanding and approximately 199 stockholders of record of our common stock.

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

Equity Compensation Plan Information

  The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2014.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2014 the Company sold an aggregate of 903,230 shares of common stock for net proceeds of $886,584.

During the year ended December 31, 2014 the Company issued an aggregate of 237,500 shares of common stock for services in the amount of $246,928.

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

Overview

Since inception on February 16, 1999 through December 31, 2014, we have sustained cumulative net losses of $10,869,224. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. As of December 31, 2014, we have convertible long-term debt of $26,000. From inception through December 31, 2014, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations, if needed. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

In Q1 2012, we were granted another key US patent, which fortified and broadened our intellectual property position just in time to reap the benefit of the convergence of the recent technological breakthroughs in the life sciences industry and the affordability of highly intensive computational systems along with high storage capacity. In 2014, an additional key patent was granted to us. With six US patents and a portfolio of international patents already granted, we expect to play a key role this year in helping to fulfill the promise of personalized medicine in a meaningful way. We expect to begin an institutional review board (IRB) approved breast cancer clinical study very soon.

As mentioned earlier, we are also working on incorporating affordable, next-generation human genome sequencing, the genomes of microbes in living organisms, as well as protein biomarker profiling to make our technology platform even more powerful. It took more than $3 billion and thirteen years to complete the sequencing of the human genome. In 2015, it would be possible to sequence a person’s genome for less than $1,000. Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid molecular signature diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine.

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors. 2015 will be a defining year for us and for our industry.

During 2015, we expect to spend about $50,000 for public relations in conjunction with our planned product launch, which would require additional fund raising. During the severe recession, we spend investor dollars efficiently on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of Iris’s BioWindows medical informatics system. We have an extensive pipeline of disease chips including a BreastCancerChip™, ColonCancerChip™, NeuroChip™, CardioChip™, ComprehensiveCancerChip™, and MetabolicChip™.

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

As of December 31, 2014 we had sold/issued 5,009,227 shares of common stock and 155,229 five-year warrants, of which 35,029 have expired to accredited investors and consultants. We received an aggregate $4,407,509 on the sale of common stock and $107,700 on exercise of 823,125 options and warrants. We issued an aggregate 7,200,000 shares of common stock on transfer of technology worth $1,800,000 and 1,939,229 shares of common stock for services worth $1,604,218. We issued an aggregate of 222,855 shares of common stock on settlement of notes payable and accrued interest worth $235,690.

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

Number of Employees

From our inception through December 31, 2014, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Results of Operations

To date, we have not generated revenues. The risks specifically discussed are not the only factors that could affect future performance and results. In addition to the discussion in this prospectus concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

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

As a result of limited capital resources and no revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Accounting Standards Codification Subtopic 505-50 Equity Based Payments to Non-Employees (ASC 505-50). In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

We have generated no operating revenues from operations since our inception. We believe we will begin earning revenues from operations in 2015 from actual operations as we transition  to an active growth stage company.

Costs and Expenses

From our inception through December 31, 2014, we have not generated any revenues and have incurred cumulative losses of $10,869,224. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses increased by $570,905 from $416,973 in 2013 to $987,878 in 2014. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $453,402 for 2014 and $171,438 for 2013, a year-to-year increase of $281,964. The remaining SG&A expenses requiring cash amounted to $534,476 and $245,535 for 2014 and 2013, respectively. The increase in our SG&A is primarily attributed to increased stock based professional fees and staffing costs incurred in 2014. We used stock in lieu of cash to conserve our cash resources. Research and development costs increased by $140,243 from $59,419 in 2013 to $199,662 in 2014. The research & development costs were mainly compensated in stock based compensation as we prepare our product for market.

As a result of the above-mentioned expenses, net loss increased by $706,483 from $485,535 in 2013 to $1,192,018 in 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had working capital of $80,715 as compared to working capital deficit of $172,256 as of December 31, 2013. Our cash position was $322,929 as of December 31, 2014 compared to $18,988 as of December 31, 2013. For the year ended December 31, 2014, we have incurred an operating cash flow deficit of $640,398, which has been principally financed through the private placement of our common stock and the exercise of stock options and warrants.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

For 2014 we completed the following financing transactions:

a)	On January 31, 2014, we entered into an agreement to issue 20,000 shares of common stock to an investor for net proceeds of $16,000.
b)	On February 26, 2014, we entered into an agreement to issue 725,730 shares of common stock to an investor for net proceeds of $580,584.
c)	On March 31, 2014, we entered into an agreement to issue 5,000 shares of common stock to an investor for net proceeds of $10,000.
d)	On August 18, 2014, we entered into an agreement to issue 100,000 shares of common stock to an investor for net proceeds of $175,000.
e)	On September 24, 2014, we entered into an agreement to issue 17,500 shares of common stock to an investor for net proceeds of $35,000.
f)	On October 1, 2014, we entered into an agreement to issue 10,000 shares of common stock to an investor for net proceeds of $20,000.
g)	On October 21, 2014, we entered into an agreement to issue 25,000 shares of common stock to an investor for net proceeds of $50,000.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2015, virtually all of our financing has been through private placements of common stock, convertible notes and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We believe that even though we will continue to incur net losses and have negative cash flows from operating activities for the remainder of the year. Based on the resources available to us on March 31, 2015, we can sustain the present burn rate for the next twelve months.

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

The following accounting policies are critical in fully understanding and evaluating our reported financial results:

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Accounting Standards Codification Subtopic 718-10 Compensation (ASC 718-10), and 505-50 Equity Based Payments to Non-Employees (ASC 505-50) which address the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2014.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2014. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon S. M. Chin, MBA	55	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Ronald Mark Gemberling, M.D.	67	Chief Medical Officer
Paul Yaswen, Ph.D.	56	Chief Scientific Officer
James LeBlanc, MBA	68	Vice President, Operations
Ralph M. Sinibaldi, Ph.D.	67	Vice President, Product Development
Grace Osborne, MBA	47	Vice President, Business Development & Human Resources and Director
Douglas Hendren, M.D., MBA	64	Director

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

Douglas Hendren, Medical and Business Strategy Advisor - Dr. Hendren has been our Medical and Business Strategy Advisor since October 2013. Dr. Hendren was a partner at Humboldt Orthopedics 1989-1996. He was a founding partner of Hess Orthopaedics 1996-2010, managing partner 2001-2010 and designer and first director of the Hess surgical facility 2008-2010. Dr. Hendren obtained a B.A. in Social Relations from Harvard University in 1973, an M.D. from Case Western Reserve University in 1982, completed the Harvard Orthopaedic Program in 1988, and an M.B.A. in Sustainable Business from Bainbridge Graduate Institute in 2011.Dr. Hendren’s medical industry and management expertise qualifies him to serve as a director of our company.

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

Based on a review of the copies of such forms received, we believe that during 2014, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Summary Compensation Table

Name & Principal Position	Year	Option Awards ($)	Total ($)
Simon Chin,	2014	0	250,000
President, CEO and CFO	2013	0	0

Employment Agreements with Executive Officers

We have not entered into any employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Director Compensation

We did not grant of options to purchase our common stock to our non-employee directors in 2014.

The following table sets forth summary information concerning total compensation paid to our non-employee directors in 2014 for services to our company.

Name	Stock Awards (1)	Total
Daniel Farnum, MD	$73,351	$73,351

(1)   represent aggregate grant date fair value for fiscal year 2014 of awards granted in 2014 under ASC Topic 718 as discussed in Note 6 Accounting for Share-Based Payments of the Notes to our Financial Statements included elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2015 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin	7,172,047	46.9
Ronald Mark Gemberling (3)	227,696	1.5
Paul Yaswen (4)	35,417	0.2
James LeBlanc (5)	235,539	1.5
Ralph M. Sinibaldi (6)	195,000	1.3
Grace Osborne (7)	683,415	4.5
Douglas Hendren (8)	184,565	1.2
All Executive Officers and Directors as a Group (7 persons) (9)	8,733,679	57.1

Name of Beneficial Owner (More than 5% owner, not an officer or director)	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (2)
John Hillis	945,830	6.2
Daniel Farnum, MD	1,241,279	8.1

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Applicable percentage ownership as of March 31, 2015 is based upon 15,306,436 shares of common stock outstanding.
(3)	Consists of options to purchase 227,696 shares of common stock, which are currently vested.
(4)	Consists of options to purchase 35,417 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 64.583 shares of common stock.
(5)	Includes options to purchase 110,000 shares of common stock, which are currently vested.
(6)	Consists of options to purchase 195,000 shares of common stock, which are currently vested.
(7)	Includes 36,665 shares owned by her spouse and options to purchase 236,125 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 93,750 shares of common stock.
(8)	Includes 75,190 shares owned by his spouse, and includes options to purchase 6,250 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 93,750 shares of common stock.
(9)	Includes options to purchase 932,363 shares of common stock.

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

Board Determination of Independence

Our board of directors has determined that Douglas Hendren is “independent” as that term is defined by NASDAQ, but that neither Simon Chin nor Grace Osborne can be deemed “independent” in light of their employment as our executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditor for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $27,500 and $27,500, respectively.

Audit-Related Fees

There were no other independent auditor related fees for the fiscal years ended December 31, 2014 and 2013, respectively.

All Other Fees

There were no other fees billed for products and services provided by our independent auditor for the fiscal years ended December 31, 2014 and 2013, respectively.

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

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.2	Registrant’s Certificate of Amendment of Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.3	Registrant’s Amended and Restated By-Laws (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on June 20, 2007).
10.1	1999 Stock Option Plan (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
10.2	2009 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K filed on March 31, 2009).
14	Code of Ethics (incorporated by reference to the exhibits to the Registrant’s Form 10-KSB filed on March 31, 2008)
21	List of Subsidiaries
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

Date: March 31, 2015	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief Financial Officer and Director (Principal	March 31, 2015
Simon Chin	Executive Officer, Principal Accounting Officer and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	March 31, 2015
Grace Osborne	Director

/s/ Douglas Hendren	Director	March 31, 2015
Douglas Hendren, M.D.

IRIS BIOTECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the two years ended December 31, 2014	F-5 - F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-10

Notes Consolidated to Financial Statements	F-11 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iris Biotechnologies, Inc.

5201 Great America Parkway

Santa Clara, California 95054

We have audited the accompanying balance sheets of Iris BioTechnologies, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iris BioTechnologies, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fiondella, Milone, and LaSaracina LLP

Glastonbury, CT

March 31, 2014

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$322,929	$18,988
Total current assets	322,929	18,988

Property, plant and equipment, net of accumulated depreciation of $237,357 and $234,593 as of December 31, 2014 and 2013, respectively	8,887	4,207

Total assets	$331,816	$23,195

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$237,014	$146,044
Convertible note payable	5,000	45,000
Advances, related party	200	200
Total current liabilities	242,214	191,244

Long term debt:
Convertible notes payable	26,000	16,000
Total liabilities	268,214	207,244

Commitments and contingencies	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par; 20,000,000 shares authorized; 15,194,436 and 13,579,223 shares issued and outstanding as of December 31, 2014 and 2013, respectively	8,355,741	7,122,546
Additional paid in capital	2,705,460	2,498,986
Common stock subscription receivable	(128,375)	(128,375)
Accumulated deficit	(10,869,224)	(9,677,206)
Total stockholders' equity (deficit)	63,602	(184,049)

Total liabilities and stockholders' equity (deficit)	$331,816	$23,195

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Operating expenses:
Selling, general and administrative	$987,878	$416,973
Research and development (Note 1)	199,662	59,419
Depreciation	2,764	4,758
Total operating expenses	1,190,304	481,150

Net loss from operations	(1,190,304)	(481,150)

Other income (expense):
Interest income (expense)	(1,714)	(4,385)

Net loss before provision for income taxes	(1,192,018)	(485,535)

Income taxes	—	—

Net loss	$(1,192,018)	$(485,535)

Loss per common share - basic and diluted	$(0.08)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	14,764,202	13,250,189

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2014

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2012	—	$—	13,034,573	$6,791,238	$2,409,725	$(128,375)	$(9,191,671)	$(119,083)
Common stock issued in January 2013 at $0.325 per share for services rendered	—	—	37,500	12,181	—	—	—	12,181
Common stock issued in January 2013 at $0.276 per share for services rendered	—	—	8,000	2,206	—	—	—	2,206
Sale of common stock in January 2013 at $1.00 per share	—	—	10,000	10,000	—	—	—	10,000
Common stock issued in February 2013 at $0.35 per share for services rendered	—	—	8,000	2,800	—	—	—	2,800
Common stock issued in March 2013 at $0.40 per share for services rendered	—	—	8,000	3,200	—	—	—	3,200
Sale of common stock in March 2013 at $1.00 per share	—	—	20,000	20,000	—	—	—	20,000
Common stock issued in April 2013 at $0.40 per share for services rendered	—	—	8,000	3,200	—	—	—	3,200
Common stock issued in May 2013 at $0.40 per share for services rendered	—	—	8,000	3,185	—	—	—	3,185
Sale of common stock in May 2013 at $1.00 per share	—	—	10,000	10,000	—	—	—	10,000
Common stock issued in May 2013 at $0.38 per share for services rendered	—	—	37,500	14,344	—	—	—	14,344
Sale of common stock in July 2013 at $1.00 per share	—	—	3,000	3,000	—	—	—	3,000
Subtotal	—	$—	13,192,573	$6,875,354	$2,409,725	$(128,375)	$(9,191,671)	$(34,967)

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2014

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance forward	—	$—	13,192,573	$6,875,354	$2,409,725	$(128,375)	$(9,191,671)	$(34,967)
Common stock issued in July 2013 at $0.38 per share for services rendered	—	—	8,000	3,040	—	—	—	3,040
Common stock issue in July 2013 at $0.401 per share for services rendered	—	—	8,000	3,208	—	—	—	3,208
Common stock issued in July 2013 at $0.393 per share for services rendered	—	—	37,500	14,730	—	—	—	14,730
Common stock issued in August 2013 at $0.421 per share for services rendered	—	—	8,000	3,371	—	—	—	3,371
Sale of common stock in August 2013 at $0.80 per share	—	—	62,500	50,000	—	—	—	50,000
Sale of common stock in September 2013 at $1.00 per share	—	—	5,000	5,000	—	—	—	5,000
Common stock issued in September 2013 at $0.199 per share for services rendered	—	—	8,000	1,593	—	—	—	1,593
Sale of common stock in October 2013 at $0.80 per share	—	—	57,600	46,080	—	—	—	46,080
Subtotal	—	$—	13,387,173	$7,002,376	$2,409,725	$(128,375)	$(9,191,671)	$92,055

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2014

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance forward	—	$—	13,387,173	$7,002,376	$2,409,725	$(128,375)	$(9,191,671)	$92,055
Common stock issued in October 2013 at $0.18 per share for services rendered	—	—	8,000	1,440	—	—	—	1,440
Common stock issued in October 2013 at $0.27 per share for services rendered	—	—	37,500	10,125	—	—	—	10,125
Common stock issued in November 2013 at $1.00 per share in settlement of convertible note and accrued interest	—	—	5,050	5,050	—	—	—	5,050
Common stock issued in November 2013 at $0.20 per share for services rendered	—	—	8,000	1,600	—	—	—	1,600
Common stock issued in November 2013 at $0.23 per share for services rendered	—	—	500	115	—	—	—	115
Sale of common stock in December 2013 at $0.80 per share	—	—	125,000	100,000	—	—	—	100,000
Common stock issued in December 2013 at $0.23 per share for services rendered	—	—	8,000	1,840	—	—	—	1,840
Fair value of vesting warrants issued for services	—	—	—	—	2,960	—	—	2,960
Fair value of vesting options	—	—	—	—	86,301	—	—	86,301
Net loss	—	—	—	—	—	—	(485,535)	(485,535)
Balance, December 31, 2013	—	$—	13,579,223	$7,122,546	$2,498,986	$(128,375)	$(9,677,206)	$(184,049)

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2014

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2013	—	$—	13,579,223	$7,122,546	$2,498,986	$(128,375)	$(9,677,206)	$(184,049)
Common stock issued in January 2014 at $0.24 per share for services rendered	—	—	8,000	1,920	—	—	—	1,920
Sale of common stock in January 2014 at $0.80 per share	—	—	20,000	16,000	—	—	—	16,000
Common stock issued in February 2014 at $0.22 per share for services rendered	—	—	38,500	8,470	—	—	—	8,470
Sale of common stock in February 2014 at $0.80 per share	—	—	725,730	580,584	—	—	—	580,584
Common stock issued in March 2014 at $0.26 per share for services rendered	—	—	9,000	2,340	—	—	—	2,340
Common stock issued in connection with options exercised at $0.15 per share	—	—	400,000	60,000	—	—	—	60,000
Sale of common stock in March 2014 at $2.00 per share	—	—	5,000	10,000	—	—	—	10,000
Common stock issued in March 2014 at $0.27 per share for services rendered	—	—	8,000	2,160	—	—	—	2,160
Common stock issued in April 2014 at $0.27 per share for services rendered	—	—	46,000	12,291	—	—	—	12,291
Common stock issued in May 2014 at $0.64 per share for services rendered	—	—	8,500	5,448	—	—	—	5,448
Common stock issued in June 2014 at $1.60 per share for services rendered	—	—	8,500	13,578	—	—	—	13,578
Subtotal	—	$—	14,856,453	$7,835,337	$2,498,986	$(128,375)	$(9,677,206)	$528,742

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2014

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance forward	—	$—	14,856,453	$7,835,337	$2,498,986	$(128,375)	$(9,677,206)	$528,742
Common stock issued in June 2014 in connection with exercise of warrants at $0.13 per share	—	—	40,000	5,200	—	—	—	5,200
Common stock issued in June 2014 at $1.00 per share in settlement of note payable and accrued interest	—	—	22,898	22,898	—	—	—	22,898
Common stock issued in July 2014 at $2.26 per share for services rendered	—	—	9,000	20,344	—	—	—	20,344
Common stock issued in July 2014 at $1.50 per share for services rendered	—	—	37,500	56,234	—	—	—	56,234
Common stock issued in August 2014 at $2.11 per share for services rendered	—	—	9,000	19,015	—	—	—	19,015
Sale of common stock in August 2014 at $1.75 per share	—	—	100,000	175,000	—	—	—	175,000
Common stock issued in September 2014 at $1.86 per share for services rendered	—	—	9,000	16,774	—	—	—	16,774
Sale of common stock in September 2014 at $2.00 per share	—	—	17,500	35,000	—	—	—	35,000
Common stock issued in September 2014 at $1.00 per share in settlement of note payable and accrued interest	—	—	11,585	11,585	—	—	—	11,585
Common stock issued in October 2014 at $1.93 per share for services rendered	—	—	37,500	72,222	—	—	—	72,222
Common stock issued in October 2014 at $1.79 per share for services rendered	—	—	9,000	16,132	—	—	—	16,132
Sale of common stock in October 2014 at $2.00 per share	—	—	35,000	70,000	—	—	—	70,000
Fair value of vesting warrants for services	—	—	—	—	62,615	—	—	62,615
Fair value of vesting options	—	—	—	—	143,859	—	—	143,859
Net loss	—	—	—	—	—	—	(1,192,018)	(1,192,018)
Balance, December 31, 2014	—	$—	15,194,436	$8,355,741	$2,705,460	$(128,375)	$(10,869,224)	$63,602

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,192,018)	$(485,535)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	2,765	4,757
Common stock issued in exchange for services rendered	246,928	82,177
Options and warrants issued in exchange for services rendered	206,474	89,261
Changes in operating liabilities:
Prepaid expenses	—	14,714
Accounts payable and accrued liabilities	95,453	49,292
Net cash used in operating activities:	(640,398)	(245,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,445)	—
Net cash used in investing activities:	(7,445)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	19,000
Proceeds from sale of common stock	886,584	244,080
Exercise of common stock options and warrants	65,200	—
Net proceeds, related party	—	200
Net cash provided by financing activities	951,784	263,280

Increase in cash and cash equivalents	303,941	17,946
Cash and cash equivalents beginning of period	18,988	1,042
Cash and cash equivalents end of period	$322,929	$18,988

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$34,483	$5,050

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

On April 9, 2014, the Company formed Iris Wellness Labs, Inc., a wholly owned subsidiary and Delaware Corporation, for the purpose of developing certain business lines. As of December 31, 2014, there were no significant assets or liabilities in Iris Wellness Labs, Inc, or operations since its formation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $1,192,018 and $485,535 during the years ended December 31, 2014 and 2013, respectively. For the period from February 16, 1999 (date of inception) through December 31, 2014, the Company has accumulated losses of $10,869,224. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The future success or failure of the Company is dependent primarily upon the Company raising funds from third parties, and the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder. As in the past, Mr. Chin has committed to provide all necessary funding if needed to the meet the Company’s financial obligations through 2015.

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

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. For the year ended December 31, 2014 and 2013 common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 16,297,385 and 13,831,189 as of December 31, 2014 and 2013, respectively.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes “ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences. As of December 31, 2014 and 2013, the Company has provided a 100% valuation against the deferred tax benefits.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at December 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the financial statement as of December 31, 2014.

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

Stock Based Compensation

The Company follows the fair value recognition provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) and subtopic 505-50 Equity Based Payments to Non-Employees (“ASC 505-50”). Stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10 and ASC 505-50, and the estimated expense for the portion vesting based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10 and ASC 505-50.

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted, under ASC 718-10 and ASC 505-50. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

For the year ended December 31, 2014 and 2013, the Company granted -0- and 250,000 stock options, respectively. The fair value of issued vesting options is $143,859 and $86,301 for the year ended December 31, 2014 and 2013, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $199,662 and $59,419 for the year ended December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In July 2014, the Company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2014 and 2013 are as follows:

	2014	2013
Computer equipment	$74,249	$67,983
Office equipment	1,728	1,728
Furniture and fixtures	4,764	3,586
Manufacturing equipment	165,503	165,503
	246,244	238,800
Less: accumulated depreciation	(237,357)	(234,593)
	$8,887	$4,207

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at December 31, 2014 and 2013 are as follows:

	2014	2013
Note payable, dated June 21, 2012	$—	$20,000
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated September 12, 2012	—	10,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	3,000	3,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated June 21, 2013	2,000	2,000
Note payable, dated September 24, 2013	1,000	1,000
Total	31,000	61,000
Less: current portion	(5,000)	(45,000)
Long term portion	$26,000	$16,000

On June 21, 2012, the Company issued a $20,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note was convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. On June 18, 2014, the Company issued 22,898 shares of its common stock in settlement of the convertible note payable and accrued interest.

On June 22, 2012, the Company issued a $15,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note was convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

On September 12, 2012, the Company issued a $10,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. On September 21, 2014, the Company issued 11,585 shares of its common stock in settlement of the convertible note payable and accrued interest.

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

On February 1, 2013, the Company issued a $4,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The notes are convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

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

On September 26, 2013, the Company issued a $5,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due sixty days from date of issuance. The note was convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. On November 1, 2013, the Company issued 5,050 shares of its common stock in settlement of the note and related interest.

NOTE 4 — RELATED PARTY TRANSACTIONS

Officer Advances

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. There were $200 and $200- outstanding at December 31, 2014 and 2013.

NOTE 5 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through December 31, 2014, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of December 31, 2014 and 2013 the Company has 15,194,436 and 13,579,223 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2014, the Company sold an aggregate of 903,230 shares of common stock for net proceeds of $886,584.

During the year ended December 31, 2014, the Company issued an aggregate of 237,500 shares of common stock for services in the amount of $246,928.

During the year ended December 31, 2014, the Company issued 400,000 shares of common stock for exercise of employee options at $0.15 per share, aggregate proceeds of $60,000.

During the year ended December 31, 2014, the Company issued 40,000 shares of common stock for exercise of warrants at $0.13 per share, aggregate proceeds of $5,200.

During the year ended December 31, 2014, the Company issued 34,483 shares of common stock in settlement of notes payable and accrued interest at $1.00 per share.

All common stock issued for services was valued based upon the quoted market price at the time of the issuances.

NOTE 6 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at December 31, 2014:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	60,100	3.81	$1.00	60,100	$1.00
2.00	60,200	4.81	2.00	10,034	2.00
	120,300	4.31	1.50	70,134	$1.14

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	63,629	$0.92
Issued	60,100	1.00
Exercised	—	—
Expired	(23,629)	(2.25)
Outstanding at December 31, 2013	100,100	$0.65
Issued	60,200	2.00
Exercised	(40,000)	(0.13)
Expired	—	—
Outstanding at December 31, 2014	120,300	$1.50

On October 21, 2013, the Company issued an aggregate of 60,100 warrants for services with an exercise price of $1.00 with 25,000 vested immediately and the remainder (35,100) vesting over one year and expiring five years from issuance. The fair value of the vested warrants during the year ended December 31, 2014 and 2013 (as determined as described below) of $50,689 and $2,959 is charged to current period operations, respectively.

On October 21, 2014, the Company issued an aggregate of 60,200 warrants for services with an exercise price of $2.00 with all 60,200 warrants vested over one year and expiring five years from issuance. The fair value of the vested warrants during the year ended December 31, 2014 (as determined as described below) of $11,926 is charged to current period operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.95% to 1.78%
Expected stock price volatility	86.22% to 186.74%
Expected dividend payout	—
Expected option life-years (a)	3.81 to 4.56

__________________________

(a) The expected option life is based on contractual expiration dates

Options

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at December 31, 2014:

Options Outstanding				Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.13	80,000	4.46	$0.13	80,000	$0.13
0.80	85,000	6.20	0.80	83,229	0.80
1.00	906,875	2.11	1.00	802,396	1.00
1.11	200,000	6.00	1.11	195,833	1.11
2.25	167,696	3.40	2.25	167,696	2.25
0.91	1,439,571	3.17	$0.91	1,329,154	$1.11

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	1,779,571	$0.89
Granted	100,000	1.00
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2013	1,879,571	$0.90
Granted	—	—
Exercised	(400,000)	(0.15)
Expired	(40,000)	(1.00)
Outstanding at December 31, 2014:	1,439,571	$1.10

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

__________________________

(a)The expected option life is based on contractual expiration dates

During the year ended December 31, 2014, the Company issued 400,000 shares of common stock for exercise of employee options at $0.15 per share, aggregate proceeds of $60,000.

The fair value of the vested portion previously granted employee options of $81,982 and $80,147 was charged during the year ended December 31, 2014 and 2013, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at December 31, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	260,000	5.24	$1.00	175,625	$1.00
1.40	105,000	4.23	1.40	105,000	1.40
1.12	365,000	4.95	$1.12	280,625	$1.15

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012:	215,000	$1.20
Granted	150,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014:	365,000	$1.12

In March 2013, the Company granted 150,000 non-employee stock options with an exercise price of $1.00 vesting over four years and expiring ten years from issuance. The fair value was determined based on a black Scholes model.

The fair value of the vested portion of previously granted non-employee options of $61,876 and $6,154 was charged during the year December 31, 2014 and 2013, respectively.

The fair value of these options issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.97% to 2.73%
Expected stock price volatility	86.22% to 186.74%
Expected dividend payout	—
Expected option life-years (a)	8.24 to 8.99

__________________________

(a) The expected option life is based on contractual expiration dates

NOTE 7 - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2014	2013
Net loss available to Common stockholders	$(1,192,018)	$(485,535)
Basic and diluted loss per share	$(0.08)	$(0.04)
Weighted average common shares outstanding	14,764,202	13,250,189

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

At December 31, 2014, the Company has available for federal and California income tax purposes net operating loss carry forwards of approximately $7,900,000, expiring through the year 2034, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

Deferred net tax assets consist of the following at December 31, 2014 and 2013:

	2014	2013
Stock Compensation	$153,509	$669,700
Net Operating Losses	3,137,409	2,843,247
Less valuation allowance	(3,290,918)	(3,512,947)
Net deferred tax asset	$0	$0

The provision for Federal taxes differs from Federal statutory rates primarily due to state taxes, shortfalls on stock compensation and the change in the valuation allowance.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2014 and 2013.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s main office is located in Santa Clara, California. The lease had a term of 12 months, which began on August 1, 2014 and expires on July 31, 2015.  The Company currently pays rent and related costs of $300.00 per month.

Additionally, the Company leases a laboratory, in San Leandro, California. The lease has a term of 12 months, which began on January 1, 2015 and expires on December 31, 2015. The Company currently pays rent and related costs of $1,800 per month.

Additionally, the Company leases a laboratory and office space, in Davis, California. The lease has a term of 12 months, which began on July 1, 2014 and expires on June 30, 2015. The Company currently pays rent and related costs of $1,650 per month.

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

NOTE 10 - SUBSEQUENT EVENTS

Effective January 1, 2015, the Company granted 600,000 options to purchase stock at $1.25 per share to members of the board of directors and officers as compensation for their services.

In January 2015, the Company issued 16,000 shares of common stock as legal fees and 3,000 shares for consulting services.

In February 2015, the Company issued 37,500 shares of its common stock for board directors fees.

In March 2015, the Company issued 16,000 shares of its common stock as legal fees, 2,000 shares for consulting services, and 37,500 shares for board of directors fee.

