Form 10-Q
period 2015-06-30
IRIS BIOTECHNOLOGIES INC
filed 2015-08-13
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015 the issuer had 15,429,714 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	4
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014	5
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2015	6-7
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	8
Notes to the Condensed Consolidated Financial Statements	9

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$45,146	$322,929
Total current assets	45,146	322,929

Property, plant and equipment, net of accumulated depreciation of $239,334 and $237,357 as of June 30, 2015 and December 31, 2014, respectively	34,284	8,887

Total assets	$79,430	$331,816

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$120,116	$237,014
Convertible note payable	2,000	5,000
Advances, related party	200	200
Total current liabilities	122,316	242,214

Long term debt:
Convertible notes payable	26,000	26,000
Total debt	148,316	268,214

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par; 20,000,000 shares authorized; 15,409,403 and 15,194,436 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	8,580,424	8,355,741
Additional paid in capital	2,829,323	2,705,460
Common stock subscription receivable	(128,375)	(128,375)
Accumulated deficit	(11,350,258)	(10,869,224)
Total stockholders' (deficit) equity	(68,886)	63,602

Total liabilities and stockholders' (deficit) equity	$79,430	$331,816

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating expenses:
Selling, general and administrative	$176,411	$276,564	$433,631	$452,927
Research and development (Note 1)	22,754	50,220	44,357	64,446
Depreciation	1,166	598	1,978	1,341
Total operating expenses	200,331	327,382	479,966	518,714

Net loss from operations	(200,331)	(327,382)	(479,966)	(518,714)

Other income (expense):
Interest income (expense)	(495)	(1,001)	(1,068)	(2,130)

Net loss before provision for income taxes	(200,826)	(328,383)	(481,034)	(520,844)

Income taxes	—	—	—	—

Net loss	$(200,826)	$(328,383)	$(481,034)	$(520,844)

Loss per common share-basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding-basic and diluted	15,342,460	14,855,044	15,296,075	14,418,744

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2015
(unaudited)

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2014	—	$—	15,194,436	$8,355,741	$2,705,460	$(128,375)	$(10,869,224)	$63,602
Common stock issued in January 2015 at $2.11 per share for services rendered	—	—	9,000	19,017	—	—	—	19,017
Common stock issued in January 2015 at $1.96 per share for services rendered	—	—	9,000	17,645	—	—	—	17,645
Common stock issued in January 2015 at $1.44 per share for services rendered	—	—	1,000	1,445	—	—	—	1,445
Common stock issued in February 2015 at $0.92 per share for services rendered	—	—	1,000	917	—	—	—	917
Common stock issued in February 2015 at $1.45 per share for services rendered	—	—	8,000	11,556	—	—	—	11,556
Common stock issued in February 2015 at $1.84 per share for services rendered	—	—	37,500	68,924	—	—	—	68,924
Common stock issued in March 2015 at $0.92 per share for services rendered	—	—	8,000	7,336	—	—	—	7,336
Common stock issued in March 2015 at $0.71 per share for services rendered	—	—	1,000	711	—	—	—	711
Common stock issued in March 2015 at $0.66 per share for services rendered	—	—	37,500	24,676	—	—	—	24,676
Common stock issued in April 2015 at $0.75 per share for services rendered	—	—	9,000	6,733	—	—	—	6,733
Common stock issued in April 2015 at $0.38 per share for services rendered	—	—	1,000	377	—	—	—	377
Common stock issued in April 2015 at $0.71 per share for services rendered	—	—	8,000	5,684	—	—	—	5,684
Sub total	—	$—	15,324,436	$8,520,762	$2,705,460	$(128,375)	$(10,869,224)	$228,623

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2015
(unaudited)

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance forward	—	$—	15,324,436	$8,520,762	$2,705,460	$(128,375)	$(10,869,224)	$228,623
Common stock issued in May 2015 in settlement of note payable and accrued interest at $1.00 per share	—	—	3,467	3,467	—	—	—	3,467
Common stock issued in May 2015 at $0.72 per share for services rendered	—	—	2,000	1,439	—	—	—	1,439
Common stock issued in May 2015 at $0.61 per share for services rendered	—	—	24,000	14,533	—	—	—	14,533
Common stock issued in June 2015 at $0.73 per share for services rendered	—	—	37,500	27,313	—	—	—	27,313
Common stock issued in June 2015 at $0.74 per share for services rendered	—	—	9,000	6,689	—	—	—	6,689
Common stock issued in June 2015 at $0.69 per share for services rendered	—	—	9,000	6,221	—	—	—	6,221
Fair value of vesting warrants for services	—	—	—	—	12,922	—	—	12,922
Fair value of vesting options	—	—	—	—	110,941	—	—	110,941
Net loss	—	—	—	—	—	—	(481,034)	(481,034)
Balance, June 30, 2015	—	$—	15,409,403	$8,580,424	$2,829,323	$(128,375)	$(11,350,258)	$(68,886)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(481,034)	$(520,844)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	1,978	1,341
Common stock issued in exchange for services rendered	221,216	46,207
Options and warrants issued in exchange for services rendered	123,863	96,271
Changes in operating liabilities:
Accounts payable and accrued liabilities	(116,431)	69,736
Net cash used in operating activities:	(250,408)	(307,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(27,375)	(3,531)
Net cash used in investing activities:	(27,375)	(3,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	606,584
Exercise of common stock options and warrants	—	65,200
Net cash provided by financing activities	—	671,784

(Decrease) increase in cash and cash equivalents	(277,783)	360,964
Cash and cash equivalents beginning of period	322,929	18,988
Cash and cash equivalents end of period	$45,146	$379,952

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$3,467	$22,898

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2014 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2015.

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

On April 9, 2014, the Company formed Iris Wellness Labs, Inc., a wholly owned subsidiary and Delaware Corporation, for the purpose of developing certain business lines. As of June 30, 2015, there were no significant assets or liabilities in Iris Wellness Labs, Inc, or operations since its formation.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of June 30, 2015, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For all periods presented, common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 15,370,460 and 15,324,075 for the three and six months ended June 30, 2015, respectively and 16,268,027 and 14,612,348 for the three and six months ended June 30, 2014, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with quality credit institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. The Company does not have accounts receivable at June 30, 2015 and December 31, 2014.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $22,754 and $44,357 for the three and six months ended June 30, 2015, respectively and $50,220 and $64,446 for the three and six months ended June 30, 2014, respectively.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, has used $250,408 in operations for the six months ended June 30, 2015. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a loss from operations of $481,034 during the six months ended June 30, 2015. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Since inception on February 16, 1999 through June 30, 2015, we have sustained cumulative net losses of $11,350,258. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through June 30, 2015, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

As in the past, Mr. Chin has committed to provide all necessary funding needed to meet the Company’s financial obligations through the next twelve months and beyond.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the unaudited condensed financial statement as of June 30, 2015.

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

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2015, there were outstanding stock options and warrants to purchase 2,077,871 shares of common stock, 1,385,826 shares of which were vested.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Computer equipment	$97,986	$74,249
Office equipment	1,728	1,728
Furniture and fixtures	4,764	4,764
Manufacturing equipment	169,140	165,503
	273,618	246,244
Less: accumulated depreciation	(239,334)	(237,357)
	$34,284	$8,887

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	—	3,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated June 21, 2013, in default	2,000	2,000
Note payable, dated September 24, 2013	1,000	1,000
Total	28,000	31,000
Less: current portion	(2,000)	(5,000)
Long term portion	$26,000	$26,000

On May 6, 2015, the Company issued 3,467 shares of its common stock in settlement of a $3,000 note payable and accrued interest of $467.

NOTE 4 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through June 30, 2015, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of June 30, 2015 and December 31, 2014 the Company has 15,409,403 and 15,194,436 shares of common stock issued and outstanding, respectively.

On May 6, 2015, the Company issued 3,467 shares of its common stock in settlement of a note payable and accrued interest.

During the six months ended June 30, 2015, the Company issued an aggregate of 211,500 shares of common stock for services in the amount of $221,216 based on quoted market prices at the time of issuance.

NOTE 5 — RELATED PARTY TRANSACTIONS

Officer Advances

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. There was $200 outstanding at June 30, 2015 and December 31, 2014.

NOTE 6 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at June 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	60,100	3.31	$1.00	60,100	$1.00
2.00	60,200	4.31	2.00	40,134	2.00
	120,300	3.81	1.50	100,234	$1.40

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	100,100	$0.65
Issued	60,200	2.00
Exercised	(40,000)	(0.13)
Expired	—	—
Outstanding at December 31, 2014	120,300	$1.50
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2015	120,300	$1.50

On October 21, 2014, the Company issued an aggregate of 60,200 warrants for services with an exercise price of $2.00 with all 60,200 warrants vested over one year and expiring five years from issuance. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value of the vested warrants during the three and six months ended June 30, 2015 of $8,581 and $12,922, and $25,036 and $26,001 for the three and six months ended June 30, 2014, respectively, (as determined as described below) was charged to operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.37% to 1.63%
Expected stock price volatility	210.38% to 224.98%
Expected dividend payout	—
Expected option life-years (a)	4.31 to 4.56

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the six months ended June 30, 2015 was estimated using the Black-Scholes pricing model.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year based on historical data, for options granted during the three and six months ended June 30, 2015 and 2014.

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at June 30, 2015:

Options Outstanding				Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.80	85,000	5.71	$0.80	85,000	$0.80
1.00	649,875	1.96	1.00	568,521	1.00
1.11	100,000	5.51	1.11	100,000	1.11
1.25	600,000	6.17	1.25	75,000	1.25
2.25	162,696	2.90	2.25	162,696	2.25
	1,597,571	4.06	$1.22	991,217	$1.22

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	1,879,571	$0.90
Granted	—	—
Exercised	(400,000)	(0.15)
Canceled or expired	(40,000)	(1.00)
Outstanding at December 31, 2014	1,439,571	$1.10
Granted	600,000	1.25
Exercised	—	—
Expired	(442,000)	(0.88)
Outstanding at June 30, 2015:	1,597,571	$1.22

On January 1, 2015, the Company granted 600,000 employee stock options with an exercise price of $1.25 vesting over four years and expiring five years from issuance for 400,000 options and ten years for 200,000 options. The fair value (as determined as described below) of $710,752 is charged ratably over the vesting term of the options.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.61	% to 2.12%
Expected stock price volatility		186.74%
Expected dividend payout		—
Expected option life-years (a)	3.75 to 6.25

__________________________

(a) The expected option life is based on “simplified” method.

The fair value of the vested portion previously granted employee options of $47,057 and $102,534 was charged during the three and six months ended June 30, 2015, and $20,496 and $40,992 for the three and six months ended June 30, 2014, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at June 30, 2015:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	255,000	4.82	$1.00	189,375	$1.00
1.40	105,000	3.74	1.40	105,000	1.40
	360,000	4.51	$1.12	294,375	$1.14

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	(5,000)	(1.00)
Outstanding at June 30, 2015:	360,000	$1.12

The fair value (as determined as described below) of the non-employee options of $5,602 and $8,407 for the three and six months ended June 30, 2015, and $27,551 and $29,278 for the three and six months ended June 30, 2014 was charged to operations, respectively.

The fair value of these options issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.71% to 2.07%
Expected stock price volatility	210.38% to 224.98%
Expected dividend payout	—
Expected option life-years (a)	7.74 to 7.99

__________________________

(a) The expected option life is based on contractual expiration dates

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

On August 20, 2012, the Company, as plaintiff, filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. The Company presented case references and requested for the case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. The Company has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014. This matter has been fully briefed.  The parties are waiting for the matter to be assigned to a panel of judges for disposition on the merits.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

In August 2015, the Company issued 16,000 shares of common stock for legal fees and 2,000 shares of common stock for consulting services.

On August 10, 2015, the Company converted its $2,000 note payable dated June 21, 2013, plus accrued interest, into 2,311 shares of common stock at a price of $1.00 per share.

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

Overview

Since inception on February 16, 1999 through June 30, 2015, we have sustained cumulative net losses of $11,350,258. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through June 30, 2015, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

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

Number of Employees

From our inception through June 30, 2015, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 8 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

From our inception through June 30, 2015, we have not generated any revenues and have incurred cumulative losses of $11,350,258. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2016 from actual operations as we transition to that of an active growth stage company.

Costs and Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $100,153 from $276,564 for the three months ended June 30, 2014 to $176,411 for the three months ended June 30, 2015, primarily in labor and consulting fees, as well as certain other expenses controllable by management. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $130,229 for the three months ended June 30, 2015 and $104,399 for the three months ended June 30, 2014, a period to period increase of $25,830. The remaining SG&A expenses, which required cash amounted to $46,182 and $172,165 for the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, we reduced labor expense and other controllable expenses such as consulting and travel expenses, as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $50,220 for the three months ended June 30, 2014 to $22,754 for the three months ended June 30, 2015.

As a result of the above-mentioned expenses, net losses decreased from $328,383 for the three months ended June 30, 2014 to a net loss of $200,826 for the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2016 from actual operations as we transition to that of an active growth stage company.

Costs and Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $19,296 from $452,927 for the six months ended June 30, 2014 to $433,631 for the six months ended June 30, 2015, primarily due to reduction of controllable expenses. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $345,079 for the six months ended June 30, 2015 and $142,478 for the six months ended June 30, 2014, a period to period increase of $202,601. The remaining SG&A expenses, which required cash amounted to $88,552 and $310,449 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, we reduced labor expense and other controllable expenses such as consulting and travel expenses as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $64,446 for the six months ended June 30, 2014 to $44,357 for the six months ended June 30, 2015.

As a result of the above-mentioned expenses, net losses decreased from $520,844 for the six months ended June 30, 2014 to a net loss of $481,034 for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had a working capital deficit of $77,170 as compared to a working capital of $80,715 as of December 31, 2014. Our cash position was $45,146 as of June 30, 2015 compared to $322,929 as of December 31, 2014. From six months ended June 30, 2015 we have incurred an operating cash flow deficit of $250,408, which has been principally financed through the private placement of our common stock, the exercise of stock options and warrants and cash infusions from the Founder.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2015, virtually all of our financing has been through private placements of common stock, convertible notes and warrants and cash infusions from the Founder. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2015, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting consolidated financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.

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

Changes in Internal Control Over financial Reporting

During the three months ended June 30, 2015, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 20, 2012, the Company, as plaintiff, filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. The Company presented case references and requested for the case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. The Company has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014. This matter has been fully briefed.  The parties are waiting for the matter to be assigned to a panel of judges for disposition on the merits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015, we issued 211,500 shares of common stock to consultants for services rendered and satisfaction of certain accrued expenses in the amount of $221,216. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

Date: August 13, 2015	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

