Form 10-Q
period 2015-09-30
IRIS BIOTECHNOLOGIES INC
filed 2015-11-12
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015 the issuer had 15,494,214 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	4
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014	5
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2015	6-7
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	8
Notes to the Condensed Consolidated Financial Statements	9

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$52,211	$322,929
Total current assets	52,211	322,929

Property, plant and equipment, net of accumulated depreciation of $242,291 and $237,357 as of September 30, 2015 and December 31, 2014, respectively	41,637	8,887

Total assets	$93,848	$331,816

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$175,317	$237,014
Convertible note payable	—	5,000
Advances, related party	100,200	200
Total current liabilities	275,517	242,214

Long term debt:
Convertible notes payable	26,000	26,000
Total debt	301,517	268,214

Commitments and contingencies	—	—

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par; 20,000,000 shares authorized; 15,429,714 and 15,194,436 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	8,593,335	8,355,741
Additional paid in capital	2,884,909	2,705,460
Common stock subscription receivable	(128,375)	(128,375)
Accumulated deficit	(11,557,538)	(10,869,224)
Total stockholders' (deficit) equity	(207,669)	63,602

Total liabilities and stockholders' (deficit) equity	$93,848	$331,816

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Selling, general and administrative	$180,340	$252,170	$580,971	$698,430
Research and development (Note 1)	23,483	101,808	100,840	172,921
Depreciation	2,957	712	4,935	2,053
Total operating expenses	206,780	354,690	686,746	873,404

Net loss from operations	(206,780)	(354,690)	(686,746)	(873,404)

Other income (expense):
Interest income (expense)	(500)	(823)	(1,568)	(2,953)

Net loss before provision for income taxes	(207,280)	(355,513)	(688,314)	(876,357)

Income taxes	—	—	—	—

Net loss	$(207,280)	$(355,513)	$(688,314)	$(876,357)

Loss per common share-basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding-basic and diluted	15,420,662	15,020,115	15,338,061	14,621,404

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2015
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

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance forward	—	$—	15,324,436	$8,520,762	$2,705,460	$(128,375)	$(10,869,224)	$228,623
Common stock issued in May 2015 in settlement of note payable and accrued interest at $1.00 per share	—	—	3,467	3,467	—	—	—	3,467
Common stock issued in May 2015 at $0.72 per share for services rendered	—	—	2,000	1,439	—	—	—	1,439
Common stock issued in May 2015 at $0.61 per share for services rendered	—	—	24,000	14,533	—	—	—	14,533
Common stock issued in June 2015 at $0.73 per share for services rendered	—	—	37,500	27,313	—	—	—	27,313
Common stock issued in June 2015 at $0.74 per share for services rendered	—	—	9,000	6,689	—	—	—	6,689
Common stock issued in June 2015 at $0.69 per share for services rendered	—	—	9,000	6,221	—	—	—	6,221
Common stock issued in August 2015 in settlement of note payable and accrued interest at $1.00 per share	—	—	2,311	2,311	—	—	—	2,311
Common stock issued in August 2015 at $0.56 per share for services rendered	—	—	9,000	5,040	—	—	—	5,040
Common stock issued in August 2015 at $0.6178 per share for services rendered	—	—	9,000	5,560	—	—	—	5,560
Fair value of vesting warrants for services	—	—	—	—	18,170	—	—	18,170
Fair value of vesting options	—	—	—	—	161,279	—	—	161,279
Net loss	—	—	—	—	—	—	(688,314)	(688,314)
Balance, September 30, 2015	—	$—	15,429,714	$8,593,335	$2,884,909	$(128,375)	$(11,557,538)	$(207,669)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(688,314)	$(876,357)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	4,935	2,053
Common stock issued in exchange for services rendered	231,816	158,574
Options and warrants issued in exchange for services rendered	179,449	156,463
Changes in operating liabilities:
Accounts payable and accrued liabilities	(60,919)	52,637
Net cash used in operating activities:	(333,033)	(506,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(37,685)	(7,445)
Net cash used in investing activities:	(37,685)	(7,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	816,584
Proceeds from related party advances	100,000	—
Exercise of common stock options and warrants	—	65,200
Net cash provided by financing activities	100,000	881,784

(Decrease) increase in cash and cash equivalents	(270,718)	367,709
Cash and cash equivalents beginning of period	322,929	18,988
Cash and cash equivalents end of period	$52,211	$386,697

Supplemental disclosures of cash flow information	$—	$—

Non-cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$5,778	$34,483

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2014 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 31, 2015.

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

On April 9, 2014, the Company formed Iris Wellness Labs, Inc., a wholly owned subsidiary and Delaware Corporation, for the purpose of developing certain business lines. As of September 30, 2015, there were no significant assets or liabilities in Iris Wellness Labs, Inc., or operations since its formation.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of September 30, 2015, the Company has provided a 100% valuation against the deferred tax benefits.

Net Loss Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For all periods presented, common stock equivalents derived from shares issuable on conversion of convertible notes and the exercise of options and warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. Fully diluted shares outstanding were 15,446,662 and 15,364,061 for the three and nine months ended September 30, 2015, respectively and 16,511,623 and 16,007,912 for the three and nine months ended September 30, 2014, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with quality credit institutions. At times, such investments may be in excess of the FDIC insurance limit of $250,000. The Company does not have accounts receivable at September 30, 2015 and December 31, 2014.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $23,483 and $100,840 for the three and nine months ended September 30, 2015, respectively and $101,808 and $172,921 for the three and nine months ended September 30, 2014, respectively.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, and has incurred expenses, has used $333,033 in operations for the nine months ended September 30, 2015. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a loss from operations of $688,314 during the nine months ended September 30, 2015. Since inception on February 16, 1999 through September 30, 2015, we have sustained cumulative net losses of $11,557,538. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through September 30, 2015, we have not generated any revenue from operations. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. We expect to incur additional losses to perform further research and development activities. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

As in the past, Mr. Chin has committed to provide all necessary funding needed to meet the Company’s financial obligations through the next twelve months and beyond, and we will have to remain dependent on this source of funding over the foreseeable future.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. There were no items required to be measured at fair value on a recurring basis in the unaudited condensed financial statement as of September 30, 2015.

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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2015, there were outstanding stock options and warrants to purchase 2,077,871 shares of common stock, 1,459,313 shares of which were vested.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Computer equipment	$97,986	$74,249
Office equipment	1,728	1,728
Furniture and fixtures	4,952	4,764
Manufacturing equipment	179,262	165,503
	283,928	246,244
Less: accumulated depreciation	(242,291)	(237,357)
	$41,637	$8,887

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	—	3,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated June 21, 2013	—	2,000
Note payable, dated September 24, 2013	1,000	1,000
Total	26,000	31,000
Less: current portion	—	(5,000)
Long term portion	$26,000	$26,000

On May 6, 2015, the Company issued 3,467 shares of its common stock in settlement of a $3,000 note payable and accrued interest of $467.

On August 10, 2015, the Company issued 2,311 shares of its common stock in settlement of a $2,000 note payable and accrued interest of $311.

NOTE 4 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through September 30, 2015, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of September 30, 2015 and December 31, 2014 the Company has 15,429,714 and 15,194,436 shares of common stock issued and outstanding, respectively.

On May 6, 2015, the Company issued 3,467 shares of its common stock in settlement of a note payable and accrued interest.

On August 10, 2015, the Company issued 2,311 shares of its common stock in settlement of a note payable and accrued interest.

During the nine months ended September 30, 2015, the Company issued an aggregate of 229,500 shares of common stock for services in the amount of $231,816 based on quoted market prices at the time of issuance.

NOTE 5 — RELATED PARTY TRANSACTIONS

Officer Advances

The Company’s President, who is also the Company’s largest shareholder, has advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. There was $100,200 and $200 outstanding at September 30, 2015 and December 31, 2014, respectively.

NOTE 6 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at September 30, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	60,100	3.06	$1.00	60,100	$1.00
2.00	60,200	4.06	2.00	55,184	2.00
	120,300	3.56	1.50	115,284	$1.48

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	100,100	$0.65
Issued	60,200	2.00
Exercised	(40,000)	(0.13)
Expired	—	—
Outstanding at December 31, 2014	120,300	$1.50
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2015	120,300	$1.50

On October 21, 2014, the Company issued an aggregate of 60,200 warrants for services with an exercise price of $2.00 with all 60,200 warrants vested over one year and expiring five years from issuance. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value of the vested warrants during the three and nine months ended September 30, 2015 of $5,248 and $18,170, and $18,747 and $44,748 for the three and nine months ended September 30, 2014, respectively, (as determined as described below) was charged to operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.37% to 1.63%
Expected stock price volatility	210.38% to 312.74%
Expected dividend payout	—
Expected option life-years (a)	4.06 to 4.56

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the nine months ended September 30, 2015 was estimated using the Black-Scholes pricing model.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year based on historical data, for options granted during the three and nine months ended September 30, 2015 and 2014.

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at September 30, 2015:

Options Outstanding				Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.80	85,000	5.45	$0.80	85,000	$0.80
1.00	649,875	1.70	1.00	580,083	1.00
1.11	100,000	5.25	1.11	100,000	1.11
1.25	600,000	5.92	1.25	112,500	1.25
2.25	162,696	2.65	2.25	162,696	2.25
	1,597,571	3.81	$1.22	1,040,279	$1.22

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	1,879,571	$0.90
Granted	—	—
Exercised	(400,000)	(0.15)
Canceled or expired	(40,000)	(1.00)
Outstanding at December 31, 2014	1,439,571	$1.10
Granted	600,000	1.25
Exercised	—	—
Expired	(442,000)	(0.88)
Outstanding at September 30, 2015:	1,597,571	$1.22

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

The fair value of the vested portion previously granted employee options of $47,057 and $149,591 was charged during the three and nine months ended September 30, 2015, and $20,496 and $61,488 for the three and nine months ended September 30, 2014, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at September 30, 2015:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	255,000	4.57	$1.00	198,750	$1.00
1.40	105,000	3.48	1.40	105,000	1.40
	360,000	4.25	$1.12	303,750	$1.14

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	(5,000)	(1.00)
Outstanding at September 30, 2015:	360,000	$1.12

The fair value (as determined as described below) of the non-employee options of $3,281 and $11,688 for the three and nine months ended September 30, 2015, and $20,950 and $50,229 for the three and nine months ended September 30, 2014 was charged to operations, respectively.

The fair value of these options issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.71% to 2.07%
Expected stock price volatility	210.38% to 312.74%
Expected dividend payout	—
Expected option life-years (a)	7.49 to 7.99

__________________________

(a) The expected option life is based on contractual expiration dates

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

On August 20, 2012, the Company, as plaintiff, filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. The Company presented case references and requested for the case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. The Company has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014. This matter has been fully briefed.  A hearing has been scheduled for November 17, 2015 in efforts to move the case forward.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

In October 2015, the Company issued 16,000 shares of common stock for legal fees, 11,000 shares of common stock for consulting services and 37,500 shares of common stock as board fees.

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

Overview

Since inception on February 16, 1999 through September 30, 2015, we have sustained cumulative net losses of $11,557,538. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through September 30, 2015, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

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

In 2014, Iris received the IAIR Award for Best Company for Leadership in Personalized Medicine. Iris is in preparation for the launch of multiple products and services based upon its patented Nano-biochip and BioWindows Medical Informatics System. We currently have six US patents plus a portfolio of patents issued worldwide. We expect additional patent issuance in 2015. The Company has been keeping up and making adjustments to our products and technology, as well as to our intellectual property portfolio to stay at the forefront of its market sector.

The Company has an extensive pipeline of personalized, precision medical products and services, including an integrated blood test, IVF applications, a BreastCancerChip, ColonCancerChip, NeuroChip, PrenatalChip, Comprehensive CancerChip, CardioChip, ViralChip and MetabolicChip; however, we have focused our initial efforts on helping breast cancer patients.

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

Plan of Operation

We are a life science company focused on the development and commercialization of Nano-Biochips™ and an artificial intelligence system to assist in establishing the foundation for personalized medicine, which will initially be utilized in the treatment of breast cancer. The Nano-Biochips™ have the ability to quickly and very accurately analyze the activity of multiple genes involved in a specific disease. Our manufacturing system has the capability to produce a variety of chips with a choice of mRNA, microRNA, protein, or other biomarker probes for the diagnosis and prognosis of many diseases. Although we may market our products as CLIA laboratory tests, we are designing them to be approved by the FDA, which can then be used in any certified laboratory. Starting at the point of a breast biopsy diagnosis of cancer, the Nano-Biochip and informatics program are designed to enable a treating physician to quickly prescribe a personalized treatment regimen that will have the greatest probability of success for each patient’s particular type of cancer. Our product platform is being developed to lead to more effective diagnosis and treatment not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes, metabolic problems, and other diseases.

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

Number of Employees

From our inception through September 30, 2015, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

From our inception through September 30, 2015, we have not generated any revenues and have incurred cumulative losses of $11,557,538. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2016 as we transition to that of an active growth stage company.

Costs and Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $71,830 from $252,170 for the three months ended September 30, 2014 to $180,340 for the three months ended September 30, 2015, primarily in labor and consulting fees, as well as certain other expenses controllable by management. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $66,187 for the three months ended September 30, 2015 and $172,560 for the three months ended September 30, 2014, a period to period decrease of $106,373. The remaining SG&A expenses, which require cash amounted to $82,449 and $79,610 for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, we reduced labor expense and other controllable expenses such as consulting and travel expenses, as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $101,808 for the three months ended September 30, 2014 to $23,483 for the three months ended September 30, 2015. The Company’s expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

As a result of the above-mentioned expenses, net losses decreased from $355,513 for the three months ended September 30, 2014 to a net loss of $207,280 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2016 from actual operations as we transition to that of an active growth stage company.

Costs and Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $117,459 from $698,430 for the nine months ended September 30, 2014 to $580,971 for the nine months ended September 30, 2015, primarily due to reduction of controllable expenses. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $411,265 for the nine months ended September 30, 2015 and $315,037 for the nine months ended September 30, 2014, a period to period increase of $96,228. The remaining SG&A expenses, which required cash amounted to $169,706 and $383,393 for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we reduced labor expense and other controllable expenses such as consulting and travel expenses as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs decreased from $172,921 for the nine months ended September 30, 2014 to $100,840 for the nine months ended September 30, 2015. The Company’s expenditures for research and development is dependent on available resources and future expenditures are expected to increase with additional financing.

As a result of the above-mentioned expenses, net losses decreased from $876,357 for the nine months ended September 30, 2014 to a net loss of $688,314 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had a working capital deficit of $223,306 as compared to a working capital surplus of $80,715 as of December 31, 2014. Our cash position was $52,211 as of September 30, 2015 compared to $322,929 as of December 31, 2014. From nine months ended September 30, 2015 we have incurred an operating cash flow deficit of $333,033, which has been principally financed through the private placement of our common stock, the exercise of stock options and warrants and cash infusions from the Founder.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2015, virtually all of our financing has been through private placements of common stock, convertible notes and warrants and cash infusions from the Founder. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2015, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting consolidated financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.

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

Changes in Internal Control Over financial Reporting

During the three months ended September 30, 2015, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 20, 2012, the Company, as plaintiff, filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. The Company presented case references and requested for the case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. The Company has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014. This matter has been fully briefed.  A hearing has been scheduled for November 17, 2015 in efforts to move the case forward.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2015, we issued 229,500 shares of common stock to consultants for services rendered and satisfaction of certain debt in the amount of $231,816. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

Date: November 12, 2015	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

