Form 10-K
period 2015-12-31
IRIS BIOTECHNOLOGIES INC
filed 2016-03-30
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a closing sale price of $0.60 per share which was the last sale price of the common stock as of June 30, 2015) was $4,753,915.

As of March 30, 2016, the issuer had 19,680,677 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1. BUSINESS

INTRODUCTION

Iris Biotechnologies Inc. is a life sciences company poised to help usher in the future of health care, the era of precision medicine. Precision medicine is as great a leap from our current system as modern scientific medicine was from the 19th-century country doctor. In conjunction with the increasing use of personal electronic devices the precision medicine revolution will empower us to actually identify and alter the causes of disease long before they manifest as symptoms or physical findings. This disruptive new paradigm will fundamentally alter the way we think about health and disease. Our understanding will, in turn, change physician-patient relationships, health care delivery practices, and the financial structure controlling health insurance payments for laboratory work and medical intervention.

With an aging population, especially the baby-boomers, the demand for more quality healthcare will only increase. Currently, the US GDP is approximately $18.5 trillion dollars and total government healthcare spending (Fed, State, and Local) is approximately $1.5 trillion, which is approximately 8% percent of GDP. According to the Center for Medicare and Medicaid Services (CMS), “average annual projected growth of 6.2 percent per year is projected for 2016 through 2022, largely as a result of the continued implementation of the ACA coverage expansions, faster projected economic growth, the aging of the population, and the end of the sequester. While projected growth is faster compared to recent experience, it is still slower than the growth experienced over the longer-term history. US healthcare spending is projected to be 19.9 percent of GDP by 2022 while spending on national health care totaled $3.0 trillion or 17.5 percent of GDP in 2014.”

We believe that the rate of increase in annual healthcare spending is not sustainable. Also, the total US government debt of $22.58 trillion is clearly a factor that will drive down healthcare reimbursement. The only way to deliver high quality healthcare, nearly on demand, at competitive prices, is through innovation. For more than a decade, we have focused on medical innovations, proceeding methodically with a reverence for patient safety, privacy, and intervention efficacy.

The global personalized medicine market by product (PM Diagnostics, PM Therapeutics, Personalized Medical Care, Personalized Nutrition & Wellness) is expected to reach $2,452.5 Billion in 2022, according to Grand View Research, Inc. PricewaterhouseCoopers, the largest professional services firm in the world, estimated that a more personalized approach to medicine and health is expected to grow to $452 billion in 2015. The core diagnostic and targeted therapeutic segment of the market is expected to grow by 10 percent annually, reaching $42 billion by 2015. With health care spending expected to be nearly 18.5% percent of GDP by 2017, companies developing personalized diagnostic products are expected to yield very good return on investment.

Why does a person stay healthy? Why does a person get sick?

In general, health and disease come down to five variables: 1) DNA sequence, 2) how protein coding genes are expressed, 3) how proteins are produced and folded, (4) life style and (5) the environment, in other words nature and nurture. Nature is what is happening with the DNA, RNA, genes and their expression, protein folding, etc. Nurture is everything else.

DNA, gene expression, and the interacting environment are connected by what is called the epigenome. The epigenome responds to the environment both internally and externally, regulating the turning off or on of the genes in the DNA through processes like methylation and acetylation. Disease may occur due to problems in any of these areas. Changing the sequence changes the way proteins fold, perhaps in critical ways so that "lock-and-key" interactions no longer fit. The Human Genome Project and DNA sequencing for various organisms was a necessary beginning in this new era of precision medicine but it is only the starting point. Discovering how our genes respond to ever-increasing environmental challenges and cause disease is the next essential step.

Most of the DNA and RNA in the body are located within cells, but a small amount of nucleic acids can also be found circulating freely in the blood. Liquid biopsies take advantage of the fact that when cells die, as they do routinely, they release DNA into the bloodstream. The DNA of a tumor cell is markedly different from normal DNA. A large number of cancer genome sequencing studies have collectively identified the genetic changes that make human tumors grow and progress. As a result of their findings, scientists have discovered that virtually all cancers carry somatic DNA mutations. Capturing DNA, RNA and small RNA molecules offers a non-invasive approach and unique opportunities for early diagnosis and prognosis of clinical conditions as well as follow-up tests especially in many different cancers.

Scientists and clinicians are starting to address the concept that the microbiome is crucial to health. For every one of the 50 to 70 trillion cells in an adult there are 10 times that number of microbes. That means that from a genomic perspective 99% of “our” DNA is microbial. What you eat and drink and the medicines you take may have an adverse effect on the trillions of microbes that live all over your body but are highly concentrated in your digestive tract. The genes they express and the proteins they produce work synergistically with our genes and proteins. Disorders in our internal ecosystem — a loss of diversity, or a proliferation of the “wrong” kind of microbes — may predispose us to a whole range of chronic diseases, as well as some infections. A growing realization in medicine is that we need to measure not only our DNA sequence and gene expression but the microbial genome as well.

Getting old is now the major risk factor for developing a major chronic condition. Cancer rates rise dramatically after the age of 40 and at 80 the odds are 50/50 to develop some type of cancer. Our immune systems are our major defense against disease including cancer. The immune system is always on patrol ridding the body of foreign invaders, such as viruses, bacteria or fungi. White blood cells, such as “T cells,” fight infection and cancer. When a foreign invader is detected, the entire immune system is alerted through chemical signals but as we age the system is less effective in recognizing our own cells that have mutated and are growing in an unregulated manner.

Cancer cells have ways of hiding themselves from being detected by our immune cells but scientists have discovered drugs that can block these evasive maneuvers allowing the immune system to do its job. Cancer immunotherapy attempts to stimulate the immune system to reject and destroy tumors. Combining immunotherapy and liquid biopsies is a very positive one-two punch in the fight against cancer.

According to PricewaterhouseCoopers (PwC), “The New Health Economy represents the most significant re-engineering of the U.S. health system since employers began covering workers in the 1930s.” Millions of Americans now have smart phones and are starting to access health apps as diagnostic tools and refilling prescriptions with mobile devices making the dream of medical care anywhere and anytime a reality. According to the 2016 PwC 2016 survey more Americans are willing to have a consult with a physician online and willing to share personal data with a health system not only to aid in diagnosing themselves but also others.

Precision medicine means Big Data and it is the willingness to share personal information about ourselves that will finally make precision medicine a reality. The giant data management companies readily grasp this situation: Amazon, Google, Microsoft, IBM and Apple are all showing where medicine is headed. These companies have been busy developing medical information hardware and software, including devices that convert biological information into a digital format, and systems to acquire, digitize, store and share information, while maintaining privacy. Some of them are also making acquisitions of key healthcare information companies.

Precision medicine will integrate exact genomic and proteomic information while including physical examination, laboratory and imaging information (upon which contemporary medicine rests) and evaluate this data against a vast and growing data bank of human populations and their maladies. Precision medicine requires highly sophisticated systems for collection, storage and integration of information from multiple data inputs. Unlike traditional medical textbooks, the background information in the population data bank will be as up-to- date as the most recent patient tested. More data means more predictive accuracy. The best systems will be open systems, essentially "educating" the data bank with a diverse and constantly growing collection of clinical information.

Better for Physicians

It may seem impossible for a physician to add a vast collection of genomic information to the already formidable task of diagnostic and treatment decision-making. It is the challenge for companies like Iris to correctly collect and analyze genomic and proteomic information, order and organize it meaningfully, and present it efficiently and "painlessly", giving the clinician increased confidence and power without further burdening their already overtaxed schedules. The promise of precision medicine includes better patient education, better compliance with care, earlier diagnosis and better outcomes. Although genomic sequencing has attracted considerable public interest, most of the clinical sequencing commercially available today is very limited in scope, expensive and inaccurate. In addition, fewer than 1% of physicians are equipped to meaningfully interpret the information.

Better for Patients:

Until now, the benefits of genomic information have been uncertain, and only available to a lucky few with either financial resources or access to clinicians with a special interest in this field. Until now, companies offering genomic information service have been working with only isolated pieces of the puzzle: One large company looks at gene expression; another looks at sequence variation and yet another focus on protein biomarkers. While these approaches may occasionally hit a "home run" for the patient, more often they will strike out, being based on only partial information. The Iris approach, in contrast, integrates all of the key pieces of the clinical puzzle, striving also to lower the cost to a level that will make the approach widely accessible for patients and clinicians alike.

Historical Overview

We are dedicated to making precision medicine a reality today. We will achieve this by (1) accurate and affordable analysis of nucleic acid (DNA, RNA) and proteomic information, and (2) integration of this information with a patient's personal and family medical, lifestyle, and environmental history. While several companies today are working in the field of genomic analysis, none has achieved the breadth and accuracy of integrated information needed to deliver the full promise of precision medicine. Merely analyzing gene expression or genomic sequence variation is not enough. Where other companies are looking at part of the picture, only Iris is looking at the whole picture.

Founded in 1999 we developed and refined our diagnostics technology and platform, culminating in 2008 when we received the North American Technology Innovation Award in Pharmacogenomics from Frost and Sullivan. In bestowing the award, Frost and Sullivan stated that, “Iris’s technology is a near-term opportunity, which would significantly transform the way in which personalized medication is currently being prescribed.”

2008 to Present: A major setback

In prosecuting the patent applications covering our core intellectual property, we suffered a four-year delay due to the failure and subsequent bankruptcy of Heller Ehrman, our legal counsel at that time. The failure of Heller Ehrman, a prominent law firm with more than 600 attorneys, resulted in communications from the USPTO going unanswered, including a response to a notice of allowance of Iris’s key patent.

This first and most critical failure occurred approximately three weeks after Iris’s patent attorney at Heller Ehrman and their entire intellectual property department in Menlo Park left the firm in March 2008.

Having discovered the Heller Ehrman failures through an outside law firm doing patent work for us in late 2011, we have regained our patent rights, having the key patents granted in 2012 and 2014, and now stands ready to move forward with patent enforcement and commercialization of our products.

And an Opportunity

From 2008 to present, we have continued to refine our technology and intellectual property; we now have six US patents and a portfolio of patents in the European Union, Canada, Asia, Australia and New Zealand. In 2015 we received a key patent in the European Union, and we continue to prosecute our patent applications in the US and abroad. We have expanded our network in both research and clinical realms; and we have avoided some of the pitfalls and burdens of developing a brand new market. During this time, our competitors have developed a significant market, and we are now well positioned to capitalize on this market through superior technology.

Iris Today

We have developed a technology platform to determine the most advanced and cost-effective approach to cancer diagnosis and treatment. In October 2010, the National Institutes of Health (NIH) reviewed our grant application, and we were awarded $245,000, the maximum amount given per grant under the US Qualifying Therapeutic Discovery Project (QTDP) Program. The QTDP grant provided recognition of Iris's patented Nano-Biochip™ and BioWindows™ Medical Informatics System for optimizing personalized and targeted medical treatment.

Our scientific advisory board includes leading cancer researchers from the University of Texas MD Anderson Cancer Center. MD Anderson (MDACC) has been ranked the No. 1 hospital for cancer care in the nation by U.S. News & World Report’s “Best Hospitals” survey (2015-2016). MDACC has ranked as one of the top two hospitals in cancer care every year since U.S. News & World Report began its annual “America’s Best Hospitals” survey in 1990. MDACC website states, “New and innovative therapies generally are available at MD Anderson several years before they become standard in the community. Our clinical trials incorporate state-of-the-art patient care, while evaluating the most recent developments in cancer medicine. MD Anderson ranks first in the number and amount of research grants awarded by the National Cancer Institute. By studying how cancer begins and responds to various treatments, we can help patients overcome disease and prevent recurrence.”

In 2014, we received the IAIR Award for Best Company for Leadership in Personalized Medicine. To date, we have invested over $12 million in preparation for the launch of multiple products and services based upon our patented Nano-biochip and BioWindows Medical Informatics System. We are now prepared to proceed with commercial scale manufacturing and the launch of multiple products. We have been keeping up and making adjustments to our products and technology, as well as intellectual property portfolio, to stay at the forefront of our market sector.

On March 17, 2016, in preparation for our multiple product launches, our board of directors unanimously approved the increase of our authorized shares of common and preferred stock from 20 million and 5 million to 100 million and 25 million respectively. On March 18, 2016, our Amendment to the Articles of Incorporation, regarding the increase in the authorized shares, was filed with the California Secretary of State. The State of California has approved and recorded the amendment.

With a team of people, who have a passion for making a difference in helping people through precision medicine, we have positioned ourselves well to offer our solution to the world as we prepare for dynamic growth. Making precision medicine a reality requires expertise in medicine, biotechnology, genomics, chemistry, nanotechnology, semiconductor manufacturing, mathematical algorithms, and information systems. Equally important for commercial success is expertise in business, insurance, health care policy and patent law.

Data Management

As of January 1, 2015, hospitals, medical clinics, surgery centers, and other medical providers are required by law to have electronic medical records in HL7 format. Unlike the pdf format, HL7 is a friendly format for data extraction into the Iris BioWindows System, which will expedite the process in enabling personalized precision medicine.

We recognized early on the critical role of data management in precision medicine and have been working with leaders in the field to develop the optimum platform for implementation of our technology. We have engaged with companies such as IBM, Dell, EMC, Fujitsu, Oracle, SAP, Amazon, Microsoft and others. Our goal is easy and seamless integration of genomic and proteomic information into clinical practice, informing and supporting both patient and clinician in making treatment decisions. Simplicity and affordability are critical if we expect to make the best practices available to all patients. Many companies and products are converging on this problem, making it possible to cull data from a person's genome, gene expression, protein expression, family history, environmental exposure, diet and lifestyle, together with real-time health data. The Iris BioWindows™ tool is specifically designed and perfectly positioned to integrate all sources of information to provide a complete and clinically relevant picture.

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

Summary of Medical Care

According to the Centers for Medicare and Medicaid Service (CMS), US healthcare spending is projected to be 19.9 percent of GDP by 2022 and spending on national health care totaled $3.0 trillion or 17.5 percent of GDP in 2014.

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

What sets Iris apart?

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

Our intellectual property encompasses two key aspects: (1) the transformation of biological information into digital data, and (2) analysis of the data with our artificial intelligence system to optimize medical treatment. Consider the following hypothetical patient, with the conventional medical approach or with the precision medicine approach.

Clinical Example

Conventional Approach:

Imagine a patient just diagnosed with a possible breast cancer; the physical exam shows a mass which is confirmed by mammogram. Screening tests and bone scan show no evidence of metastatic spread. A needle biopsy is performed, and the tissue is examined under the microscope to classify the tumor by its appearance. Based primarily on its microscopic appearance, a treatment plan will be recommended. There are potential errors at each step.

A critical fact is that microscopic appearance is not always an accurate predictor of a tumor's behavior. In other words, the genotype (genetic code) and the phenotype (physical appearance) do not always match. Certain types of tumors respond to one treatment better than another. When it comes to chemotherapy, the best drug or combination of drugs cannot always be predicted by the microscopic appearance. All too often trial and error selects treatment. Other aspects of treatment, including diet, social support, and general fitness may be paid lip service, but are rarely given the same seriousness as the specific medical treatment. Almost always, the patient’s gut microbiome profile is rarely examined, even though the presence or absence of certain microbes can either help or hinder the efficacy of chemotherapy.

Iris precision medicine approach

Now imagine the same patient's treatment with precision medicine: As soon as the needle biopsy is done, the tissue is prepared and analyzed with the Iris Breast Cancer Chip, determining the genomic "fingerprint" of the tumor; (this is what matters, regardless of its microscopic appearance). The genomic information is then analyzed via the Iris Bio-Windows artificial intelligence system, integrating all clinical (which may or may not include next generation (NGS) DNA sequencing, RNA sequencing, liquid biopsy, protein expression, microbiome, and other information), family, diet and lifestyle information, and comparing the genomic "fingerprint" against all known cases of tumors with that "fingerprint,” their treatments, and their successes or failures. Further, other drugs or treatments in development thought to be of value for treatment of this particular patient can be analyzed for possible application. At the same time, nutritional, lifestyle and other factors are identified, quantifying their potential value in supporting medical treatment. This vast pool of information is integrated, summarized and provided to physician and patient, in plain language, to assist them in making clinical decisions. Our process can be flexible and can be used with less or more integrated information depending upon the situation.

The Evolution of the Iris Program

It took a worldwide effort of thousands of scientist working more than a decade at a cost of approximately $3 billion to complete a draft of a composite human genome in 2001. In 2016, a human genome can be sequenced in a day for $1,000. The cost and time required to sequence a human genome has finally come down low enough to make precision medicine a reality. Our patent portfolio and approach to precision medicine have evolved over a seventeen-year period. The development of cheaper, faster and far more accurate and complete genomic data acquisition has been challenging in this fast-moving clinical field.

Identifying and developing appropriate partners in clinical evaluation as well as data management is likewise an important part of Iris's program, and we continue to cultivate and refine these resources. In the meantime, companies which do not focus on seeing “the complete picture” in integrated analytics have done much of the costly and difficult work of raising public awareness and excitement about the promise of precision medicine and developing the early market for these services.

We have taken the time to fully understand the entire complex and time-consuming aspects of making personalized medicine accurate, affordable, and timely. We are now getting ready to launch multiple products in succession in 2016.

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

Breast Cancer Chip

According to The American Cancer Society, about 1,685,210 new cancer cases are expected to be diagnosed in 2016. This estimate does not include carcinoma in situ (noninvasive cancer) of any site except urinary bladder, and does not include basal cell and squamous cell skin cancers, which are not required to be reported to cancer registries. In 2016, about 595,690 Americans are expected to die of cancer, almost 1,632 people per day. Cancer is the second most common cause of death in the US, exceeded only by heart disease, accounting for nearly 1 of every 4 deaths. According to the World Health Organization (WHO), approximately 14 million people worldwide are diagnosed with cancer and there were 8.2 million cancer related deaths in 2012.

Our initial focus is helping the more than 2 million breast cancer patients in the US. Each year more than a million breast biopsies, lumpectomies, and mastectomies are performed. An estimated 246,660 new cases of invasive breast cancer are expected to be diagnosed among women in the US during 2016. About 60,290 new cases of carcinoma in situ (CIS) will be diagnosed (CIS is non-invasive and is the earliest form of breast cancer), and about 40,450 women will die from breast cancer. Excluding cancers of the skin, breast cancer is the most frequently diagnosed cancer in women.

A woman is diagnosed with breast cancer every three minutes in the U.S. The National Cancer Institute (NCI) estimates that more than $8 billion is spent in the U.S. each year on treatment of breast cancer and there are more than two million women alive in the U.S. who had a history of cancer of the breast.

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

We have the capability to launch the clinical BreastCancerChip™ through CLIA laboratory certification without FDA approval, similar to the Oncotype Dx test offered by Genomic Health. We have strategically positioned ourselves to be successful regardless of how and when the FDA decides to regulate complex molecular diagnostic and prognostic products. The Iris Nano-Biochips are designed to be FDA-approved kits. With FDA approval, all of our tests can be performed in any certified laboratory.

Intellectual Property

Our core intellectual property covers patented technology for highly accurate genomic and proteomic analysis, refinements to enhance reaction speed and control, and the use of an algorithm to relate this information to a patient's comprehensive history to determine risks of disease, of recurrence, and prognosis with available or developing modes of treatment. We believe that all genetic and environmental elements must be integrated in order to achieve truly personalized, precision medicine. We are is the first company to offer such integration and we have been issued several patents.

Our IP is based on the technology of analysis. While we look at many specific genes, our intellectual property is not based upon patenting any specific genes, unlike some competitors. Our strategy has been borne out by the Supreme Court, which ruled on June 13, 2013 that genetic sequences themselves are natural products, and not patentable.

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

Strengths

Core technology: Our business plan is based on our analytical technology, which is not in any way dependent upon licensing other technology. Our patents are thorough and comprehensive. Our investments are focused on patentable analytic technology to acquire, store and integrate information, and communicate it clearly and accessibly to patients and physicians. The key is relevant information, and we are flexible in acquiring information from any source, and means deemed appropriate.

We provide patient and physician with the information they need to make the best treatment decisions, but Iris does not in any way substitute for the physician's judgment. We do not make treatment recommendations ourselves. We provide actionable information but do not tell the doctor what to do. This is an important aspect of our business structure, avoiding both unnecessary cost and liability exposure for the company.

Scalability: We do not employ at present a direct "service" staff to the public, focusing instead on the most accurate and user-friendly ways to gather, integrate, search, reference and present actionable information to patient and physician. Resources not spent on an extended labor force can be concentrated on staying at the leading edge of a very rapidly evolving field, keeping our existing products up-to-date with the latest research, and expanding our product line. Our model is also easily scalable for global penetration.

The field changes rapidly, and our Nano-biochip can be updated easily to include new sequences and other molecules. Our analytical software can also be updated easily. Our flexible model provides a competitive advantage for Iris in offering up-to-date advanced medical tests.

Cost Savings: Precision medicine enables physicians to guide patients to better medical decisions, with better outcomes, at lower cost and with fewer undesirable effects from treatment. Government (CMS) and insurance companies are saved the cost of paying for ineffective treatments. Hospitals providing precision medicine benefit from an enhanced reputation for providing superior care. Innovative pharmaceutical and biotechnology companies, in the long run, will win by developing better working drugs that will be acceptable to a more knowledgeable medical industry in the future.

Competition

The line between competitors, collaborators, and suppliers is blurry at best in this emerging field of precision medicine. For example, Illumina supplies about 70% of the sequencing equipment. In the past few years, Illumina has moved into the space of actually providing clinical tests.

Recently, Nanthealth launched its Cancer Moonshot 2020 program to diagnose and treat cancer using next generation sequencing (NGS), protein profiling using expensive mass spectrophotometry, and immunotherapy. The collaboration between Blackberry and Nanthealth to create the Passport phone with a Genomic Browser is a great first step to build on. Blackberry is strong in cyber security and enabling productivity while Nanthealth is strong in its clinical operation system, medical expertise, and networking with the clinical community, government authorities, electronic health record system providers, and health insurance companies. There exists an opportunity for big data analytics of patient information to significantly change the way medicine is practiced. There are different opinions among experts, however, as to whether the “boil the ocean” approach or the “intelligent, sequentially targeted” approach to clinical studies makes more sense.

Currently there are no systems in which a physician can view important medical information and make correlations associated with millions of mutations and thousands of gene and protein expressions for different demographics groups. we have spent the past decade focusing on the integration of nanotechnology, semiconductor manufacturing, microfluidics, chemistry, molecular biology, genetics, genomics, and information technology. Since we understand the importance of the need for complete information, we have created a platform to enable physicians to make better, more informed medical decisions that will lead to more effective diagnosis and treatment, not only for patients with breast cancer, but also for those with neurological disorders, heart disease, diabetes and other gene-related metabolic problems.

During the J. P. Morgan Healthcare Conference in January 2016, it came through loud and clear that personalized medicine through big data analytics has become a competition and collaboration among billionaires such as Bill Gates, Jeff Bezos, Dr. Patrick Soon-Shiong, along with well funded and well known scientists such as Craig Venter through their respective companies and investments.

In fact, precision medicine is no longer just about competition among companies, but rather among networks of companies. Broadly speaking, it is among the affiliates of Illumina, Thermo Fisher Scientific, and a few others. Grail, a new company created with $100 million provided by Illumina, Arch Ventures, Bill Gates, Jeff Bezos, and Sutter Hill Ventures, is one to watch for the future. Nanthealth’s business model relies on using advanced DNA-sequencing systems from Illumina. Illumina has already announced that it would provide those systems to Grail at a deep discount. Jeff Bezos and Bill Gates already own the number one and number two cloud storage services respectively and they can dominate in cloud computing. Nanthealth’s business cannot succeed without strong cloud computing. Nanthealth and Illumina already have a strong network with pharmaceutical companies, universities, and hospitals.

Competitors and potential collaborators include but not limited to Myriad Genetics, Genomic Health, NanoString Technologies Inc., NeoGenomics, Novartis AG, Foundation Medicine, Guardant Health, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, Roche Diagnostics, and Johnson & Johnson Company. Competitors also include other companies and academic and research institutions.

Our Competitive Advantage

With such concentration of capital, scientific know-how and information-processing power in this area, different entities are competing to establish themselves as the “gold standard” for personalized medicine for the coming decades. There are also other competitors such as Verily (Google Life Sciences) that is poised to go far beyond Google Genomics. IBM is using Watson to analyze patient information to improve treatment and IBM’s collaboration with Apple brings strong enterprise security with computer devices and consumer applications. These developments dovetail with what we have been diligently working on for many years.

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

We have developed a manufacturing system with the capabilities to produce a variety of Nano-biochips™ with a choice of mRNAs, microRNAs, proteins, or other biomarker probes for the diagnosis and prognosis of breast cancer and many other diseases. Our Nano-biochip manufacturing and usage tracking process has been tested with 2D and 1D barcode scanners on both labeled and stamped products in conjunction with touch screen functions, and we have streamlined the automated patient sample processing protocols.

We have also been developing other new technologies, which we will share in the future, that have the potential to significantly impact healthcare.

We have been cultivating scientific knowledge and business relationships to better understand the correlations between human wellness and the nucleic acids and proteins of various organisms in a business environment where regulations and reimbursement are going through major changes while consumers, government, research scientists, and physicians are demanding timely access to vital information. With the pending merger of Aetna with Humana, Anthem with Cigna, they along with UnitedHealth will forever change the insurance landscape and drive the formation of more mega hospital systems. We are poised to succeed in contributing to precision medicine in the 21st century, and those that partner with us will have an added competitive advantage.

For the next five to ten years, immunotherapy, liquid biopsy, gene-editing using clustered regularly-interspaced short palindromic repeats (CRSPR), among other scientific and medical advances, will be increasingly discussed at medical conferences as well as among the general public. In general, immunotherapy is more efficacious and has much fewer side effects when compared to chemotherapy. Immunotherapy has worked well not only for blood related cancers but also for diseases such as Melanoma.

On March 24, 2016, Dr. James P. Allison, who’s cancer research in the area of immunotherapy led to the successful development of “immune checkpoint therapy,” and FDA-approval of the immunotherapy drug Yervoy for the treatment of metastatic melanoma, talked about the need to do more basic research and not just translational research. The development of Yervoy was made possible by the basic research conducted by him at UC Berkeley as well as his collaborators. He holds the position of professor and chair of Immunology and executive director of immunotherapy platform at the M. D. Anderson Cancer Center. Dr. Allison will likely be a future Nobel Laureate.

Just like any business precision medicine involves strategic company alliances. People must address the issues of both privacy and widespread sharing, and information management is as important as the genomic technology itself. We have built a solid foundation to be a leader in the precision medicine industry and are now ready to bring superior technology to this marketplace.

Sales and Marketing

We expect that our marketing efforts will capitalize on the existing wide market acceptance as well as private and governmental health insurance reimbursement to provide for genomic and genetic breast cancer testing; however, while some of our competitors receive reimbursement for similar testing, until we begin our operations we cannot be certain that we will be similarly reimbursed. Our sales and marketing will be done initially through partners, distributors, and company representatives. In the United States, the initial customer base we wish to target once our products are ready to be introduced to the market includes leading clinical research institutions and companies such as Stanford, UCSF, M.D. Anderson Cancer Center, the National Cancer Institute (NIH), Quest Diagnostics, Laboratory Corporation, Sutter Medical, and Kaiser Permanente.

Direct-to-consumer radiology service centers demonstrate the growing popularity of self-reliance and a “need to know” philosophy in the management of personal health matters. Genomic diagnostic testing will, quite logically, be a part of this movement. We could be selling our products into a new market segment in the field of medical diagnostics.

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

Our CEO, Simon Chin, has also been interviewed by radio shows in California and Florida. Since we launched our BioWindows™ medical information system on May 11, 2008, people have been entering their personal information into the system. Mr. Chin was also a speaker at various conferences such as the the world's largest annual gathering for laboratory medicine at the American Association for Clinical Chemistry (AACC) and the BIO International Convention, which is the world's largest biotech conference. Our desire is to launch BioWindows™ worldwide, customized to meet the local needs.

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

In the Pipeline

Our Nano-Biochip™ product pipeline includes: CancerChip™, PrenatalChip™, NeuroChip™ (Alzheimer’s and Parkinson diseases), MetabolicChip™ (Diabetes), CardioChip™, BloodChip™ and Chips for veterinary, agricultural (e.g., biofuel development), environmental, and other applications. Our BioWindows™ artificial intelligence system provides big data and analysis for clinical applications, drug development, and stem cell research.

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

Employees

As of March 31, 2016 we have 7 full-time and part-time employees and 6 full-time and part-time consultants. As we prepare to transition from product development to commercialization, we are currently in contract negotiations to hire additional employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results

We May Never Commercialize Any Of Our Products Or Earn A Profit.

We have incurred losses since we were formed. We have incurred an accumulated deficit during development stage of $12,042,307 as of December 31, 2015. To date, we have experienced negative cash flow from development of our gene profiling medical treatment technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

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

We Are Controlled By Current Officers, Directors And Principal Stockholders

Our directors, executive officers and principal stockholders and their affiliates beneficially own 66.2% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.   This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

We lease our main office, which is located at 5201 Great America Parkway, Suite 320, Santa Clara, California 95054. The lease has a term of 12 months, which began on August 1, 2015 and expires on July 30, 2016. We currently pay rent and related costs of approximately $300 per month.

We also lease our laboratory, which is located at 1933 Davis Street, Suite 280, San Leandro, California 95054. The lease has a term of 12 months, which began on January 1, 2016 and expires on December 31, 2016. We currently pay rent and related costs of approximately $1,850 per month.

We also lease a laboratory and office space, which is located at 1949 5th Street, Davis, California 95616. The lease has a term of 12 months, which began on July 1, 2015 and expires on June 30, 2016. The Company currently pays rent and related costs of $1,650 per month.

We are not dependent on a specific location for the operation of our business.

ITEM 3. LEGAL PROCEEDINGS.

On August 20, 2012, the Company, as plaintiff, filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the motion to proceed with the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. The Company presented case references and requested for the case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. The Company has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014. This matter has been fully briefed.  A hearing was scheduled for November 17, 2015 in efforts to move the case forward. In November 2015, the US Ninth Circuit Court reaffirmed the bankruptcy court decision on August 12, 2013.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was initially quoted on the OTC Bulletin Board on August 5, 2008 under the symbol “IRSB”. The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2015.

	High Bid	Low Bid
Year Ended December 31, 2015
First Quarter	$1.27	$0.15
Second Quarter	$1.00	$0.20
Third Quarter	$0.90	$0.20
Fourth Quarter	$0.73	$0.05

	High Bid	Low Bid
Year Ended December 31, 2014
First Quarter	$0.27	$0.25
Second Quarter	$4.50	$0.27
Third Quarter	$2.30	$1.70
Fourth Quarter	$2.25	$1.25

 As of March 31, 2016, we had 19,680,677 shares of common stock issued and outstanding and approximately 199 stockholders of record of our common stock. Compared to 2014, we had more intellectual property and stronger personnel, and we were closer to multiple product launches in 2015. We believe that 2016 is a year of opportunity for Iris to grow significantly.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,957,571	$1.22	1,262,514

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,957,571	$1.22	1,262,514

RECENT SALES OF UNREGISTERED SECURITIES

None

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

Overview

Since inception on February 16, 1999 through December 31, 2015, we have sustained cumulative net losses of $12,042,307. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. As of December 31, 2015, we have convertible long-term debt of $26,000. From inception through December 31, 2015, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to fund our operations, if needed. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our nano-biochip products in less than a year.

In 2012, 2014, and 2015, we were granted key US and EU patents, which fortified and broadened our intellectual property position just in time to reap the benefit of the convergence of the recent technological breakthroughs in the life sciences industry and the affordability of highly intensive computational systems along with high storage capacity. With six US patents and a portfolio of international patents already granted, we expect to play a key role this year in helping to fulfill the promise of personalized medicine in a meaningful way.

As mentioned earlier, we are also working on incorporating affordable, next-generation (NGS) human genome sequencing, the genomes of microbes in living organisms, as well as protein biomarker profiling to make our technology platform even more powerful. It took more than $3 billion and thirteen years to complete the sequencing of the human genome. In 2016, it is possible to sequence a person’s genome for less than $1,000. Choosing the right combination of surgery, radiation, chemotherapies, hormonal therapies, monoclonal antibody treatment, anti-angiogenic therapy, or other medical treatment requires a solid molecular signature diagnosis along with the analysis of life style dynamics. Where life critical medical decision-making and patient care are concerned, physicians and patients are beginning to realize that personalizing healthcare is a choice and the future of medicine.

We believe we are at the right place at the right time with the right intellectual property to make a significant difference to improve healthcare and achieve attractive return on investment for our investors.

During 2016, we expect to spend about $50,000 for public relations in conjunction with our planned product launches, which would require additional fund raising. During the severe recession, we spend investor dollars efficiently on designing and building an advanced Nano-Biochip making system, streamlining the automated patient sample processing protocols and product tracking system, and interacting with physicians and patients to demonstrate the usefulness of Iris’s BioWindows medical informatics system.

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

Beginning on March 11, 1999, Simon Chin, MBA, our founder, President and CEO, Secretary and principal shareholder, entered into Common Stock Purchase Agreements with various companies, investment groups and private individuals. On March 1, 2003, Daniel Farnum, M.D., an owner of Humboldt Orthopedics and a key shareholder, and Grace Osborne, MBA, President of GCO Recruiting, joined Mr. Chin on our board of directors. On April 9, 2003, the board approved a 2 for 1 stock split, changed the authorized shares of common stock from 10 million to 20 million, and the authorized preferred stock remained at 5 million shares. On November 14, 2014, Douglas Hendren, M.D., MBA, a Founding Partner of Hess Orthopaedics, a former owner of Humboldt Orthopedics and a key shareholder, replaced Daniel Farnum, M.D., on our board of directors. On March 17, 2016, in preparation for multiple product launches, the board changed the authorized shares of common stock from 20 million to 100 million, and the authorized preferred stock from 5 million to 25 million respectively.

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

Product Research and Development

We anticipate spending, in order to accelerate our growth, which is contingent upon raising additional funds, at least $1,000,000 for product research and development activities related to our anticipated product launches during the next twelve months. The Company is at an inflection point, R&D Spending may exceed $5,000,000 under certain market conditions.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do anticipate the acquisition of some material property, plant or equipment during the next 12 months, to accelerate our growth to fulfill the unmet needs of a large, growing market.

Number of Employees

From our inception through December 31, 2015, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

We have generated no operating revenues from operations since our inception. We believe we will begin earning revenues from operations in 2016 from actual operations as we transition to an active growth stage company.

Costs and Expenses

From our inception through December 31, 2015, we have not generated any revenues and have incurred cumulative losses of $12,042,307. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

Selling, general and administrative (“SG&A”) expenses decreased by $128,265 from $987,878 in 2014 to $859,613 in 2015. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $718,367 for 2015 and $453,402 for 2014, a year-to-year increase of $264,965. The remaining SG&A expenses requiring cash amounted to $141,246 and $534,476 for 2015 and 2014, respectively. The decrease in our cash paid SG&A is primarily attributed to decreased operating costs in 2015. We used stock in lieu of cash to conserve our cash resources. Research and development costs decreased by $7,249 from $199,662 in 2014 to $192,413 in 2015.

Other income (expense)

During the year ended December 31, 2015, we had the possibility of exceeding common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. The accounting treatment of derivative financial instruments requires us to recognize the derivative liability thereby reclassifying the amount from equity to a liability at the fair values as of the date possible issuable shares exceeded the authorized level. At each subsequent balance sheet date the change in fair value is reflected in the statement of operations.

On March 17, 2016, in preparation for our multiple product launches, our board of directors unanimously approved the increase of our authorized shares of common and preferred stock from 20 million and 5 million to 100 million and 25 million respectively. On March 18, 2016, our Amendment to the Articles of Incorporation, regarding the increase in the authorized shares, was filed with the California Secretary of State. The State of California has approved and recorded the amendment.

For the year ended December 31, 2015, we recorded a loss on change in fair value of these derivative liabilities of $112,919. We did not have a derivative in 2014.

We recorded interest expense of $2,058 for the year ended December 31, 2015 compared to interest expense of $1,714 for the same period, last year. Interest expense is comprised of interest on our long term convertible notes.

As a result of the above-mentioned expenses, net loss decreased by $18,935 from $1,192,018 in 2014 to $1,173,083 in 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had working capital deficit of $465,116 as compared to working capital of $80,715 as of December 31, 2014. Our cash position was $19,839 as of December 31, 2015 compared to $322,929 as of December 31, 2014. For the year ended December 31, 2015, we have incurred an operating cash flow deficit of $451,280, which has been principally financed through advances from the Company’s CEO.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years. After we launch multiple products, we will report more definitively on when we expect to make profit and have positive cash flow.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2015, virtually all of our financing has been through private placements of common stock, convertible notes and warrants. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We believe that even though we will continue to incur net losses and have negative cash flows from operating activities for the remainder of the year. Based on the resources available to us on March 31, 2015, we can sustain the present burn rate for the next twelve months. However, for our mutilple product launches, we expect to raise additional funding.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, we did not have any derivative instruments that were designated as hedges.

At December 31, 2015, we had the possibility of exceeding the common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares. Issued shares never exceeded authorized shares and authorized shares were increased in March 2016.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2015, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executive who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2015.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of December 31, 2015. There are no family relationships among any of our Directors and Executive Officers except for Simon Chin and his sister, Grace Osborne.

Name	Age	Position
Simon S. M. Chin, MBA	56	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Ronald Mark Gemberling, M.D.	68	Chief Medical Officer
Paul Yaswen, Ph.D.	57	Chief Scientific Officer
James LeBlanc, MBA	69	Vice President, Operations
Ralph M. Sinibaldi, Ph.D.	68	Vice President, Product Development
Grace Osborne, MBA	48	Vice President, Business Development & Human Resources and Director
Douglas Hendren, M.D., MBA	65	Director

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

Based on a review of the copies of such forms received, we believe that during 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Non Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)		($)		($)	($)	($)	($)
Simon Chin,	2015	41,667	208,333	(1)	465,407	(2)				715,407
President, CEO and CFO	2014	250,000								250,000

(1)	In 2015, Mr. Chin was issued an aggregate of 4,048,463 shares of common stock in payment of $208,333 accrued salary.

(2)	In 2015, Mr. Chin was issued 400,000 options to purchase the Company’s common stock at $1.25 for five years, vesting over 48 months.

Employment Agreements with Executive Officers

We have not entered into any employment agreements with our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Director Compensation

We did not grant of options to purchase our common stock to our non-employee directors in 2015.

The following table sets forth summary information concerning total compensation paid to our non-employee directors in 2015 for services to our company.

Name	Stock Awards (1)	Total
Douglas Hendren MD	58,495	58,495

(1)  represent aggregate grant date fair value for fiscal year 2015 of awards granted in 2015 under ASC Topic 718 as discussed in Note 6 Accounting for Share-Based Payments of the Notes to our Financial Statements included elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2016 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Simon Chin (3)	11,641,510	58.8
Ronald Mark Gemberling (4)	142,696	0.7
Paul Yaswen (5)	60,417	0.3
James LeBlanc	125,539	0.6
Ralph M. Sinibaldi (6)	85,000	0.4
Grace Osborne (7)	672,290	3.4
Douglas Hendren (8)	290,343	1.5
All Executive Officers and Directors as a Group (7 persons) (9)	13,017,795	65.9

Name of Beneficial Owner (More than 5% owner, not an officer or director)	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (2)
Daniel Farnum, MD	1,211579	6.2

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Iris BioTechnologies Inc., 5201 Great America Parkway, Suite 320, Santa Clara, California 95054.
(2) (3)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.  Applicable percentage ownership as of March 31, 2015 is based upon 19,680,677 shares of common stock outstanding.

Consists of options to purchase 125,000 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 275,000 shares of common stock.

(4)	Consists of options to purchase 142,696 shares of common stock, which are currently vested.
(5)	Consists of options to purchase 60,417 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 39,583 shares of common stock.
(6)	Includes options to purchase 85,000 shares of common stock, which are currently vested.
(7)	Includes 36,665 shares owned by her spouse and options to purchase 131,290 shares of common stock, which are currently vested, but does not include options to purchase an aggregate of 68,750 shares of common stock.
(8)	Includes 75,190 shares owned by his spouse
(9)	Includes options to purchase 705,488 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On an ongoing basis Simon Chin, our President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, provided us with interim financing, which we fully repay when funds are available.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditor for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014 were $27,500 and $27,500, respectively.

Audit-Related Fees

There were no other independent auditor related fees for the fiscal years ended December 31, 2015 and 2014, respectively.

All Other Fees

There were no other fees billed for products and services provided by our independent auditor for the fiscal years ended December 31, 2015 and 2014, respectively.

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

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.2	Registrant’s 2003 Certificate of Amendment of Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
3.3	Registrant’s 2016 Certificate of Amendment of Articles of Incorporation (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on June 20, 2007).
3.4	Registrant’s Amended and Restated By-Laws (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on June 20, 2007).
10.1	1999 Stock Option Plan (incorporated by reference to the exhibits to Registrant’s Form SB-2 filed on April 12, 2007).
10.2	2009 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-K filed on March 31, 2009).
14	Code of Ethics (incorporated by reference to the exhibits to the Registrant’s Form 10-KSB filed on March 31, 2008)
21	List of Subsidiaries
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIS BIOTECHNOLOGIES INC.

Date: March 30, 2015	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Simon Chin	President, Chief Executive Officer, Chief Financial Officer and Director (Principal	March 30, 2015
Simon Chin	Executive Officer, Principal Accounting Officer and Principal Financial Officer)

/s/ Grace Osborne	Vice President, Business Development and	March 30, 2015
Grace Osborne	Director

/s/ Douglas Hendren	Director	March 30, 2015
Douglas Hendren, M.D.

IRIS BIOTECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the two years ended December 31, 2015	F-5 - F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-10

Notes Consolidated to Financial Statements	F-11 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iris Biotechnologies, Inc.

5201 Great America Parkway

Santa Clara, California 95054

We have audited the accompanying balance sheets of Iris BioTechnologies, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iris BioTechnologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fiondella, Milone and LaSaracina LLP

Glastonbury, CT

March 30, 2016

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$19,839	$322,929
Prepaid expenses	3,625	—
Total current assets	23,464	322,929

Property, plant and equipment, net of accumulated depreciation of $243,437 and $237,357 as of December 31, 2015 and 2014, respectively	29,617	8,887

Total assets	$53,081	$331,816

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$124,298	$237,014
Convertible note payable	—	5,000
Advances, related party	175,200	200
Derivative liabilities	169,082	—
Total current liabilities	468,580	242,214

Long term debt:
Convertible notes payable	26,000	26,000
Total debt	494,580	268,214

Commitments and contingencies	—	—

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, no par; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par; 20,000,000 shares authorized; 19,607,177 and 15,194,436 shares issued and outstanding as of December 31, 2015 and 2014, respectively	8,850,789	8,355,741
Additional paid in capital	2,878,394	2,705,460
Common stock subscription receivable	(128,375)	(128,375)
Accumulated deficit	(12,042,307)	(10,869,224)
Total stockholders' (deficit) equity	(441,499)	63,602

Total liabilities and stockholders' (deficit) equity	$53,081	$331,816

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Operating expenses:
Selling, general and administrative	$859,613	$987,878
Research and development (Note 1)	192,413	199,662
Depreciation	6,080	2,764
Total operating expenses	1,058,106	1,190,304

Net loss from operations	(1,058,106)	(1,190,304)

Other income (expense):
Loss on change in fair value of derivative liabilities	(112,919)	—
Interest income (expense)	(2,058)	(1,714)
Total other income (expense)	(114,977)	(1,714)

Net loss before provision for income taxes	(1,173,083)	(1,192,018)

Income taxes	—	—

Net loss	$(1,173,083)	$(1,192,018)

Loss per common share - basic and diluted	$(0.07)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	15,739,418	14,764,202

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2015

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
TWO YEARS ENDED DECEMBER 31, 2015

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
TWO YEARS ENDED DECEMBER 31, 2015

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

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2015

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance forward	—	$—	15,324,436	$8,520,762	$2,705,460	$(128,375)	$(10,869,224)	$228,623
Common stock issued in May 2015 in settlement of note payable and accrued interest at $1.00 per share	—	—	3,467	3,467	—	—	—	3,467
Common stock issued in May 2015 at $0.72 per share for services rendered	—	—	2,000	1,439	—	—	—	1,439
Common stock issued in May 2015 at $0.61 per share for services rendered	—	—	24,000	14,533	—	—	—	14,533
Common stock issued in June 2015 at $0.73 per share for services rendered	—	—	37,500	27,313	—	—	—	27,313
Common stock issued in June 2015 at $0.74 per share for services rendered	—	—	9,000	6,689	—	—	—	6,689
Common stock issued in June 2015 at $0.69 per share for services rendered	—	—	9,000	6,221	—	—	—	6,221
Common stock issued in August 2015 in settlement of note payable and accrued interest at $1.00 per share	—	—	2,311	2,311	—	—	—	2,311
Common stock issued in August 2015 at $0.56 per share for services rendered	—	—	9,000	5,040	—	—	—	5,040
Common stock issued in August 2015 at $0.6178 per share for services rendered	—	—	9,000	5,560	—	—	—	5,560
Subtotal	—	$—	15,429,714	$8,593,335	$2,705,460	$(128,375)	$(10,869,224)	$301,196

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
TWO YEARS ENDED DECEMBER 31, 2015

	Preferred shares		Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Stock	Amount	Capital	Receivable	Deficit	Total
Balance forward	—	$—	15,429,714	$8,593,335	$2,705,460	$(128,375)	$(10,869,224)	$301,196
Common stock issued in October 2015 at $0.575 per share for services rendered	—	—	46,500	26,760	—	—	—	26,760
Common stock issued in October 2015 at $0.549 per share for services rendered	—	—	9,000	4,944	—	—	—	4,944
Common stock issued in October 2015 at $0.415 per share for services rendered	—	—	9,000	3,735	—	—	—	3,735
Common stock issued in November 2015 at $0.047 per share as compensation	—	—	2,659,574	125,000	—	—	—	125,000
Common stock issued in December 2015 at $0.062 per share for services rendered	—	—	9,000	560	—	—	—	560
Common stock issued in December 2015 at $0.223 per share for services rendered	—	—	55,500	13,122	—	—	—	13,122
Common stock issued in December 2015 at $0.06 per share as compensation	—	—	1,388,889	83,333	—	—	—	83,333
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	—	—	—	—	(56,163)	—	—	(56,163)
Fair value of vesting warrants for services	—	—	—	—	19,073	—	—	19,073
Fair value of vesting options	—	—	—	—	210,024	—	—	210,024
Net loss	—	—	—	—	—	—	(1,173,083)	(1,173,083)
Balance, December 31, 2015	—	$—	19,607,177	$8,850,789	$2,878,394	$(128,375)	$(12,042,307)	$(441,499)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,173,083)	$(1,192,018)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	6,080	2,765
Change in fair value of derivative liabilities	112,919	—
Common stock issued in exchange for services rendered	280,937	246,928
Common stock issued in payment of officer compensation	208,333	—
Options and warrants issued in exchange for services rendered	229,097	206,474
Changes in operating liabilities:
Prepaid expenses	(3,625)	—
Accounts payable and accrued liabilities	(111,938)	95,453
Net cash used in operating activities:	(451,280)	(640,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(26,810)	(7,445)
Net cash used in investing activities:	(26,810)	(7,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	886,584
Proceeds from related party advances	175,000	—
Exercise of common stock options and warrants	—	65,200
Net cash provided by financing activities	175,000	951,784

(Decrease) increase in cash and cash equivalents	(303,090)	303,941
Cash and cash equivalents beginning of period	322,929	18,988
Cash and cash equivalents end of period	$19,839	$322,929

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$5,778	$34,483

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

On April 9, 2014, the Company formed Iris Wellness Labs, Inc., a wholly owned subsidiary and Delaware Corporation, for the purpose of developing certain business lines. As of December 31, 2015 and 2014, there were no significant assets or liabilities in Iris Wellness Labs, Inc, or operations since its formation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $1,173,083 and $1,192,018 during the years ended December 31, 2015 and 2014, respectively. For the period from February 16, 1999 (date of inception) through December 31, 2015, the Company has accumulated losses of $12,042,307. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

The Company's primary source of operating funds since inception has been cash proceeds from the private placements of common stock and proceeds from private placements of convertible debt.  The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations.

The future success or failure of the Company is dependent primarily upon the Company raising funds from third parties, and the continued efforts and financial support of Simon Chin, the Company’s Chief Executive Officer, Chief Financial Officer and the majority shareholder. As in the past, Mr. Chin has committed to provide all necessary funding if needed to the meet the Company’s financial obligations through 2016. Additionally, management feels that the Company's fixed cash obligations can be reduced to approximately $100,000 if necessary.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted loss per share as of December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	2015	2014
Convertible notes	26,000	31,000
Options to purchase common stock	1,957,571	1,804,571
Warrants to purchase common stock	120,300	120,300
Totals	2,103,871	1,955,871

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consists primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company does not have accounts receivable at December 31, 2015 and December 31, 2014.

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

Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial. As of December 31, 2015 and 2014 the Company has provided a 100% valuation allowance against the deferred tax benefits.

Fair Values

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

The carrying value of the Company’s cash, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2015 or 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

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

As of December 31, 2015, there were outstanding stock options to purchase 1,957,571 shares of common stock, 1,402,467 shares of which were vested. As of December 31, 2014, the Company had 1,804,571 options outstanding to purchase shares of common stock, of which 1,609,779 were vested.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2015, the Company did have a derivative liability due to the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares. See Note 5.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $192,413  and $199,662 for the year ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) (ASU 2014-15). ASU 2014-15 requires that an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this update.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of this update.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2015 and 2014 are as follows:

	2015	2014
Computer equipment	$87,112	$74,249
Office equipment	1,728	1,728
Furniture and fixtures	4,952	4,764
Manufacturing equipment	179,262	165,503
	273,054	246,244
Less: accumulated depreciation	(243,437)	(237,357)
	$29,617	$8,887

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at December 31, 2015 and 2014 are as follows:

	2015	2014
Note payable, dated June 22, 2012	15,000	15,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated January 17, 2013	—	3,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated June 21, 2013	—	2,000
Note payable, dated September 24, 2013	1,000	1,000
Total	26,000	31,000
Less: current portion	—	(5,000)
Long term portion	$26,000	$26,000

On June 21, 2012, the Company issued a $20,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note was convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. On June 18, 2014, the Company issued 22,898 shares of its common stock in settlement of the convertible note payable and accrued interest, based upon the original terms of conversion.

On June 22, 2012, the Company issued a $15,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note was convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

On September 12, 2012, the Company issued a $10,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. On September 21, 2014, the Company issued 11,585 shares of its common stock in settlement of the convertible note payable and accrued interest, based upon the original terms of conversion.

On December 4, 2012, the Company issued a $2,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

On January 17, 2013, the Company issued a $3,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. On May 6, 2015, the Company issued 3,467 shares of its common stock in settlement of the convertible note payable and accrued interest, based upon the original terms of conversion.

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

On June 21, 2013, the Company issued a $2,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due two years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note. On August 10, 2015, the Company issued 2,311 shares of its common stock in settlement of the convertible note payable and accrued interest, based upon the original terms of conversion.

On September 24, 2013, the Company issued a $1,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock an embedded beneficial conversion feature was not present in the note.

NOTE 4 — RELATED PARTY TRANSACTIONS

Officer Advances

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. During 2015, the Company's President advanced funds of $175,000 to the Company. There were $175,200 and $200 outstanding at December 31, 2015 and 2014.

NOTE 5 — DERIVATIVE LIABILITIES

Excessive committed shares

Beginning on December 29, 2015 through December 31, 2015, in connection with the previously issued convertible debt, stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. This resulted in a derivative liability as a result of the Company having a potential to settle the obligation to issue these excess shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

On December 29, 2015, the fair value of the net derivative liabilities reclassified from equity of $56,163 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 384.60%; risk free rate: 0.23% to 2.32%; and expected life: 0.21 to 9.02 years.

At December 31, 2015, the fair value of the derivative liabilities of $169,082 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 400.79%; risk free rate: .16% to 2.27%; and expected life: 0.20 to 9.01 years.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of year ended December 31, 2015:

Excess Share Derivative
Balance, December 31, 2014	$—
Transfers in of Level 3 liability upon exceeding authorized shares	56,163
Mark-to-market at December 31, 2015:	112,919
Balance, December 31, 2015	$169,082

Net loss for the period included in earnings relating to the liabilities held at December 31, 2015	$(112,919)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased by 100% from December 29, 2015 to December 31, 2015. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s consolidated balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement. A 10% change in pricing inputs and changes in volatilities and correlation factors would result in approximate 8% to 11% change in our Level 3 fair value.

NOTE 6 - STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 5,000,000 shares of no par preferred stock. From date of inception through December 31, 2015, the Company has not issued any preferred shares.

Common stock

The Company is authorized to issue 20,000,000 shares of no par value common stock. As of December 31, 2015 and 2014 the Company has 19,607,177 and 15,194,436 shares of common stock issued and outstanding, respectively.

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

On May 6, 2015, the Company issued 3,467 shares of its common stock in conversion of a note payable and accrued interest.

On August 10, 2015, the Company issued 2,311 shares of its common stock in conversion of a note payable and accrued interest.

During the year ended December 31, 2015, the Company issued an aggregate of 358,500 shares of common stock for services in the amount of $280,937 based on quoted market prices at the time of issuance.

During the year ended December 31, 2015, the Company issued an aggregate of 4,048,463 shares of common stock as payment for officer compensation in the amount of $208,333 based on quoted market prices at the time of issuance.

All common stock issued for services was valued based upon the quoted market price at the time of the issuances.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at December 31, 2015:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	60,100	2.81	$1.00	60,100	$1.00
2.00	60,200	3.81	2.00	60,200	2.00
	120,300	3.31	1.50	120,300	$1.50

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	100,100	$0.65
Issued	60,200	2.00
Exercised	(40,000)	(0.13)
Expired	—	—
Outstanding at December 31, 2014	120,300	$1.50
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2015	120,300	$1.50

On October 21, 2014, the Company issued an aggregate of 60,200 warrants for services with an exercise price of $2.00 with all 60,200 warrants vested over one year and expiring five years from issuance. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value of the vested warrants during the year ended December 31, 2015 and 2014 of $19,073 and $62,615, respectively, (as determined as described below) was charged to operations.

The fair value of these warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.95% to 1.78%
Expected stock price volatility	86.22% to 400.79%
Expected dividend payout	—
Expected option life-years (a)	3.81 to 4.56

__________________________

(a) The expected option life is based on contractual expiration dates

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company’s historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options based on remaining contractual expiration dates.

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the year ended December 31, 2015 was estimated using the Black-Scholes pricing model.

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

Based on no historical forfeitures, the Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year based on historical data, for options granted during the year ended December 31, 2015 and 2014.

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at December 31, 2015

Options Outstanding				Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.80	85,000	5.20	$0.80	85,000	$0.80
1.00	649,875	1.45	1.00	591,646	1.00
1.11	100,000	5.00	1.11	100,000	1.11
1.25	600,000	5.67	1.25	150,000	1.25
2.25	162,696	2.40	2.25	162,696	2.25
	1,597,571	3.55	$1.22	1,089,342	$1.22

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	1,879,571	$0.90
Granted	—	—
Exercised	(400,000)	(0.15)
Canceled or expired	(40,000)	(1.00)
Outstanding at December 31, 2014	1,439,571	$1.10
Granted	600,000	1.25
Exercised	—	—
Expired	(442,000)	(0.88)
Outstanding at December 31, 2015:	1,597,571	$1.22

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

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.61% to 2.12%
Expected stock price volatility	186.74%
Expected dividend payout	—
Expected option life-years (a)	3.75 to 6.25

__________________________

(a) The expected option life is based on “simplified” method.

The fair value of the vested portion previously granted employee options of $196,948 and $81,982 was charged during the year ended December 31, 2015 and 2014, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at December 31, 2015:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	255,000	4.32	$1.00	208,125	$1.00
1.40	105,000	3.23	1.40	105,000	1.40
	360,000	4.00	$1.12	313,125	$1.13

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2014:	365,000	$1.12
Granted	—	—
Exercised	—	—
Expired	(5,000)	(1.00)
Outstanding at December 31, 2015:	360,000	$1.12

The fair value of the vested portion of previously granted non-employee options of $13,076 and $61,876 was charged during the year December 31, 2015 and 2014, respectively.

The fair value of these options issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.71% to 2.09%
Expected stock price volatility	86.22% to 400.79%
Expected dividend payout	—
Expected option life-years (a)	7.24 to 7.99

NOTE 8 - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

	2015	2014
Net loss available to Common stockholders	$(1,173,083)	$(1,192,018)
Basic and diluted loss per share	$(0.07)	$(0.08)
Weighted average common shares outstanding	15,739,418	14,764,202

NOTE 9 - INCOME TAXES

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

At December 31, 2015, the Company has available for federal and California income tax purposes net operating loss carry forwards of approximately $8,200,000, expiring through the year 2035, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. The periods from December 31, 2012 to December 31, 2014 remain open to examination by the U.S. Internal Revenue Service and state authorities.

Deferred net tax assets consist of the following at December 31, 2015 and 2014:

	2015	2014
Stock Compensation	$166,222	$153,509
Net Operating Losses	3,463,941	3,137,409
Less valuation allowance	(3,630,163)	(3,290,918)
Net deferred tax asset	$0	$0

The provision for Federal taxes differs from Federal statutory rates primarily due to state taxes, shortfalls on stock compensation and the change in the valuation allowance.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no liability for unrecognized tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2015 and 2014.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s main office is located in Santa Clara, California. The lease had a term of 12 months, which began on August 1, 2015 and expires on July 31, 2016.  The Company currently pays rent and related costs of $300.00 per month.

Additionally, the Company leases a laboratory, in San Leandro, California. The lease has a term of 12 months, which began on January 1, 2016 and expires on December 31, 2016. The Company currently pays rent and related costs of $1,800 per month.

Additionally, the Company leases a laboratory and office space, in Davis, California. The lease has a term of 12 months, which began on July 1, 2015 and expires on June 30, 2016. The Company currently pays rent and related costs of $1,650 per month.

Litigation

On August 20, 2012, the Company, as plaintiff, filed a motion to allow late filing of a $100 million malpractice claim against Heller Ehrman LLP, discovered after claims bar date for not forwarding United State Patent and Trademark Office correspondence to the Company resulting in the abandonment of a critical patent, in the United States Bankruptcy Court, Northern District of California, San Francisco Division. On November 15, 2012, the Bankruptcy Court disallowed the claim. On December 5, 2012, the Company filed an appeal in the United District Court, Northern District of California, San Francisco Division seeking to have its $100 million malpractice claim against Heller Ehrman LLP reinstated. The Company presented case references and requested for the case to be reviewed objectively as a new case.  The Appeal Court Judge affirmed the bankruptcy court decision on August 12, 2013. The Company has filed an appeal with the US Ninth Circuit Court. The final brief was filed on February 4, 2014. This matter has been fully briefed.  A hearing was scheduled for November 17, 2015 in efforts to move the case forward. In November 2015, the US Ninth Circuit Court reaffirmed the bankruptcy court decision on August 12, 2013.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

On March 18, 2016, the Company filed an amendment to its Articles of Incorporation with the California Secretary of State effecting an increase in the Company’s authorized shares of common and preferred stock from 20 million and 5 million to 100 million and 25 million respectively.

In January 2016, the Company issued an aggregate of 95,000 warrants to purchase the Company’s common stock at $1.00 for five years, vesting monthly over one year, to three consultants for consulting services.

In March 2016, the Company issued 24,000 shares of common stock for legal fees, 12,000 shares of common stock for consulting services and 37,500 shares of common stock as board fees.

