Form 10-Q
period 2016-03-31
IRIS BIOTECHNOLOGIES INC
filed 2016-05-13
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016 the issuer had 19,774,677 outstanding shares of Common Stock.

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$10,215	$19,839
Prepaid expenses	906	3,625
Total current assets	11,121	23,464

Property, plant and equipment, net of accumulated depreciation of $245,489 and $243,437 at March 31, 2016 and December 31, 2015, respectively	27,565	29,617

Total assets	$38,686	$53,081

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$140,373	$124,298
Advances, related party	230,200	175,200
Derivative liabilities	—	169,082
Total current liabilities	370,573	468,580

Long term debt:
Convertible notes payable	26,000	26,000
Total debt	396,573	494,580

STOCKHOLDERS' DEFICIT
Preferred stock, no par; 25,000,000 and 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, no par; 100,000,000 and 20,000,000 shares authorized; 19,750,677 and 19,607,177 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	8,890,648	8,850,789
Additional paid in capital	3,395,759	2,878,394
Common stock subscription receivable	(128,375)	(128,375)
Accumulated deficit	(12,515,919)	(12,042,307)
Total stockholders' deficit	(357,887)	(441,499)

Total liabilities and stockholders' deficit	$38,686	$53,081

The accompanying notes are an integral part of these financial statements.

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2016	2015
Operating expenses:
Selling, general and administrative	$145,593	$257,220
Research and development (Note 1)	37,544	21,603
Depreciation	2,052	812
Total operating expenses	185,189	279,635

Net loss from operations	(185,189)	(279,635)

Other income (expense):
Loss on change in fair value of derivative liabilities	(287,938)	—
Interest income (expense)	(485)	(573)
Total other income (expense)	(288,423)	(573)

Net loss before provision for income taxes	(473,612)	(280,208)

Income taxes	—	—

Net loss	$(473,612)	$(280,208)

Loss per common share-basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding-basic and diluted	19,609,600	15,249,175

The accompanying notes are an integral part of these financial statements.

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2016
(unaudited)

	Common shares		Additional Paid in	Subscription	Accumulated
	Stock	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2015	19,607,177	$8,850,789	$2,878,394	$(128,375)	$(12,042,307)	$(441,499)
Common stock issued in March 2016 at $0.352 per share for services rendered	73,500	25,859	—	—	—	25,859
Sale of common stock	70,000	14,000	—	—	—	14,000
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	—	—	6,723	—	—	6,723
Reclassification of fair value of derivative liability to equity upon increase in authorized common shares	—	—	450,297	—	—	450,297
Fair value of vesting warrants for services	—	—	11,321	—	—	11,321
Fair value of vesting options	—	—	49,024	—	—	49,024
Net loss	—	—	—	—	(473,612)	(473,612)
Balance, March 31, 2016	19,750,677	$8,890,648	$3,395,759	$(128,375)	$(12,515,919)	$(357,887)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(473,612)	$(280,208)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,052	812
Change in fair value of derivative liabilities	287,938	—
Common stock issued in exchange for services rendered	25,859	152,227
Options and warrants issued in exchange for services rendered	60,345	62,623
Changes in operating liabilities:
Prepaid expenses	2,719	—
Accounts payable and accrued liabilities	16,075	(76,247)
Net cash used in operating activities	(78,624)	(140,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	(3,037)
Net cash used in investing activities	—	(3,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	14,000	—
Proceeds from related party advances	55,000	—
Net cash provided by financing activities	69,000	—

Decrease in cash and cash equivalents	(9,624)	(143,830)
Cash and cash equivalents beginning of period	19,839	322,929
Cash and cash equivalents end of period	$10,215	$179,099

Supplemental disclosures of cash flow information	—	—

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

General

The accompanying unaudited condensed financial statements of Iris Biotechnologies, Inc., (the “Company”), have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2015 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 30, 2016.

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

On April 9, 2014, the Company formed Iris Wellness Labs, Inc., a wholly owned subsidiary and Delaware Corporation, for the purpose of developing certain business lines. As of March 31, 2016, there were no significant assets or liabilities in Iris Wellness Labs, Inc., or operations since its formation.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of March 31, 2016, the Company has provided a 100% valuation against the deferred tax benefits. The periods from December 31, 2012 to December 31, 2014 remain open to examination by the U.S. Internal Revenue Service and state authorities.

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

The computation of basic and diluted loss per share as of March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2016	March 31, 2015
Convertible notes	26,000	31,000
Options to purchase common stock	1,387,696	2,404,571
Warrants to purchase common stock	215,300	120,300
Totals	1,628,996	2,555,871

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with quality credit institutions. At times, such amounts may be in excess of the FDIC insurance limit of $250,000.

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

As of March 31, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognized its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

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

As of March 31, 2016, there were outstanding stock options to purchase 1,387,696 shares of common stock, 891,029 shares of which were vested. As of December 31, 2015, the Company had 1,957,571 options outstanding to purchase shares of common stock, of which 1,609,779 were vested.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2015 through March 18, 2016, the Company had a derivative liability due to the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares. At March 18, 2016, upon increasing the number of common shares authorized, the fair value of the derivative liability was reclassified to equity. See Note 5.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $37,544  and $21,603 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Dependency of Key Management

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $473,612 and $280,208 during the three months ended March 31, 2016 and 2015, respectively. For the period from February 16, 1999 (date of inception) through March 31, 2016, the Company has accumulated losses of $12,515,919. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Computer equipment	$87,112	$87,112
Office equipment	1,728	1,728
Furniture and fixtures	4,952	4,952
Manufacturing equipment	179,262	179,262
	273,054	273,054
Less: accumulated depreciation	(245,489)	(243,437)
	$27,565	$29,617

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Note payable, dated June 22, 2012	$15,000	$15,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated September 24, 2013	1,000	1,000
Total	26,000	26,000
Less: current portion	—	—
Long term portion	$26,000	$26,000

NOTE 4 — RELATED PARTY TRANSACTIONS

Officer Advances

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. During 2016, the Company's President advanced funds of $55,000 to the Company. There were $230,200 and $175,200 outstanding at March 31, 2016 and December 31, 2015, respectively.

NOTE 5 — DERIVATIVE LIABILITIES

Excessive committed shares

Beginning on December 29, 2015 through March 18, 2016, in connection with the previously issued convertible debt, stock options and warrants, the Company had the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares. This resulted in a derivative liability as a result of the Company having a potential to settle the obligation to issue these excess shares. The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date. On March 18, 2016, the Company amended the Articles of Incorporation to increase of authorized shares of common stock from 20,000,000 to 100,000,000 thereby having sufficient authorized common shares to meet any settlement provisions.

The Company recognized its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed are that of volatility and market price of the underlying common stock of the Company.

During the three months ended March 31, 2016, the fair value of the net derivative liabilities reclassified to equity of $6,723 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 404.69%; risk free rate: 1.55%; and expected life: 7.71 years.

At March 18, 2016, the fair value of the derivative liabilities of $450,297 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 406.32%; risk free rate: 0.62% to 1.88%; and expected life: 1.00 to 8.80 years.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of three months ended March 31, 2016:

Excess Share Derivative
Balance, December 31, 2015	$169,082
Transfers out of Level 3 liability upon reduction of excess over authorized shares	(6,723)
Transfers out of Level 3 liability upon increasing authorized shares	(450,297)
Mark-to-market adjustment at March 18, 2016:	287,938
Balance, March 31, 2016	$—

Net loss for the period included in earnings relating to the liabilities held at March 31, 2016	$(287,938)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased by 122% from December 31, 2015 to March 18, 2016. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s consolidated balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in higher fair value measurement.

NOTE 6 - STOCKHOLDER EQUITY

On March 18, 2016, the Company amended its Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of California to effect an increase in the number of the Company’s authorized common shares and preferred shares from 20,000,000 to 100,000,000 and 5,000,000 to 25,000,000 respectively.

Preferred stock

From date of inception through March 31, 2016, the Company has not issued any preferred shares.

Common stock

As of March 31, 2016 and December 31, 2015 the Company has 19,750,677 and 19,607,177 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2016, the Company issued an aggregate of 73,500 shares of common stock for services in the amount of $25,859 based on quoted market prices at the time of issuance.

During the three months ended March 31, 2016, the Company sold an aggregate of 70,000 shares of common stock for net proceeds of $14,000.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at March 31, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	155,100	3.90	$1.00	83.850	$1.00
2.00	60,200	3.56	2.00	60,200	2.00
	215,300	3.80	1.28	144,050	$1.42

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	120,300	$1.50
Issued	95,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2016	215,300	$1.28

On January 1, 2016, the Company issued an aggregate of 95,000 warrants for services with an exercise price of $1.00 with vesting over one year and expiring five years from issuance. The fair value of the vested warrants during the three months ended March 31, 2016 and 2015 of $11,321, and $4,341, respectively was charged to operations.

The fair value of these vesting 2016 warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.21%
Expected stock price volatility	408.40%
Expected dividend payout	—
Expected option life-years (a)	4.76

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three months ended March 31, 2016 was estimated using the Black-Scholes pricing model.

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

Based on no historical forfeitures, the Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year based on historical data, for options granted during the three months ended March 31, 2016 and 2015.

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at March 31, 2016:

Options Outstanding				Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.80	85,000	4.95	$0.80	85,000	$0.80
1.00	185,000	4.27	1.00	138,333	1.00
1.11	100,000	4.75	1.11	100,000	1.11
1.25	600,000	5.42	1.25	187,500	1.25
2.25	162,696	2.15	2.25	162,696	2.25
	1,132,696	4.67	$1.31	673,529	$1.36

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	1,597,571	$1.22
Granted	—	—
Exercised	—	—
Expired	(464,875)	(1.00)
Outstanding at March 31, 2016:	1,132,696	$1.31

The fair value of the vested portion previously granted employee options of $47,056 and $55,477 was charged during the three months ended March 31, 2016 and 2015, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at March 31, 2016:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	150,000	6.95	$1.00	112,500	$1.00
1.40	105,000	2.98	1.40	105,000	1.40
	255,000	5.32	$1.16	217,500	$1.19

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2014:	360,000	$1.12
Granted	—	—
Exercised	—	—
Expired	(105,000)	(1.00)
Outstanding at March 31, 2016:	255,000	$1.16

The fair value of the vested portion of previously granted non-employee options of $1,968 and $2,805 was charged during the three months ended March 31, 2016 and 2015, respectively.

The fair value of these options issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.54%
Expected stock price volatility	408.40%
Expected dividend payout	—
Expected option life-years (a)	6.99

NOTE 8 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 9 - SUBSEQUENT EVENTS

In May 2016, the Company issued 16,000 shares of Common Stock for legal fees, and 8,000 shares of Common Stock for consulting services.

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

Overview

Since inception on February 16, 1999 through March 31, 2016, we have sustained cumulative net losses of $12,515,919. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through March 31, 2016, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future.

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

In 2014, Iris received the IAIR Award for Best Company for Leadership in Personalized Medicine. Iris is in preparation for the launch of multiple products and services based upon its patented Nano-biochip and BioWindows Medical Informatics System. We currently have six US patents plus a portfolio of patents issued worldwide. We expect additional patent issuance in 2016. The Company has been keeping up and making adjustments to our products and technology, as well as to our intellectual property portfolio to stay at the forefront of its market sector.

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

Beginning on March 11, 1999, Simon Chin, MBA, our founder, President and CEO, Secretary and principal shareholder, entered into Common Stock Purchase Agreements with various companies, investment groups and private individuals. On March 1, 2003, Daniel Farnum, M.D., an owner of Humboldt Orthopedics and a key shareholder, and Grace Osborne, MBA, President of GCO Recruiting, joined Mr. Chin on our board of directors. On April 9, 2003, the board approved a 2 for 1 stock split, changed the authorized shares of common stock from 10 million to 20 million, and the authorized preferred stock remained at 5 million shares. On March 18, 2016, the Company amended its articles of incorporation and increased its authorizes shares of common stock to 100,000,000 and preferred stock to 25,000,000.

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

Number of Employees

From our inception through March 31, 2016, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

From our inception through March 31, 2016, we have not generated any revenues and have incurred cumulative losses of $12,515,919. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

We have generated no operating revenues from operations since our inception. On April 9, 2014, we formed a subsidiary company called Iris Wellness Labs, Inc. for the purpose of commercializing our products and services worldwide. We believe we will begin earning revenues from operations in 2016 as we transition to that of an active growth stage company.

Costs and Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $111,627 from $257,220 for the three months ended March 31, 2015 to $145,593 for the three months ended March 31, 2016, primarily in labor and consulting fees, as well as certain other expenses controllable by management. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $86,204 for the three months ended March 31, 2016 and $214,850 for the three months ended March 31, 2015, a period to period decrease of $128,646. The remaining SG&A expenses, which require cash amounted to $59,389 and $42,370 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, we reduced labor expense and other controllable expenses such as consulting and travel expenses, as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $21,603 for the three months ended March 31, 2015 to $37,544 for the three months ended March 31, 2016. The Company’s expenditures for research and development are dependent on available resources and future expenditures are expected to increase with additional financing.

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

For the three months ended March 31, 2016, we recorded a loss on change in fair value of these derivative liabilities of $287,938. We did not have a derivative for the three months ended March 31, 2015. On March 18, 2016, upon increasing the number of authorized common shares, we reclassified the then fair value from liability to equity.

We recorded interest expense of $485 for the three months ended March 31, 2016 compared to interest expense of $573 for the same period, last year. Interest expense is comprised of interest on our long term convertible notes.

As a result of the above-mentioned expenses, net loss increased by $193,404 from $280,208 in three months ended March 31, 2015 to $473,612 in the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had a working capital deficit of $359,452 as compared to a working capital deficit of $445,116 as of December 31, 2015. Our cash position was $10,215 as of March 31, 2016 compared to $19,839 as of December 31, 2015. From the three months ended March 31, 2016 we have incurred an operating cash flow deficit of $78,624, which has been principally financed through the private placement of our common stock and cash infusions from the Founder.

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

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through March 31, 2016, virtually all of our financing has been through private placements of common stock, convertible notes and warrants and cash infusions from the Founder. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next two years. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

At December 31, 2015 through March 18, 2016, we had the possibility of exceeding the common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions for all existing instruments that could be settled in shares. Issued shares never exceeded authorized shares and authorized shares were increased in March 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2016, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2016, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

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

Changes in Internal Control Over financial Reporting

During the three months ended March 31, 2016, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, we issued 73,500 shares of common stock to consultants for services rendered in the amount of $25,859. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

IRIS BIOTECHNOLOGIES INC.

Date: May 13, 2015	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

