Form 10-Q
period 2016-09-30
IRIS BIOTECHNOLOGIES INC
filed 2016-11-15
CIK 1396238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 the issuer had 21,368,011 outstanding shares of Common Stock.

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$9,952	$19,839
Prepaid expenses	—	3,625
Total current assets	9,952	23,464

Property, plant and equipment, net of accumulated depreciation of $249,531 and $243,437 as of September 30, 2016 and December 31, 2015, respectively	23,523	29,617

Total assets	$33,475	$53,081

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$129,889	$124,298
Deferred revenue	7,500	—
Advances, related party	290,700	175,200
Convertible note payable, short term	15,000	—
Derivative liabilities	—	169,082
Total current liabilities	443,089	468,580

Long term debt:
Convertible notes payable, long term	21,000	26,000
Total debt	464,089	494,580

Commitments and contingencies	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, no par; 25,000,000 and 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, no par; 100,000,000 and 20,000,000 shares authorized; 20,877,844 and 19,607,177 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	9,030,696	8,850,789
Additional paid in capital	3,583,962	2,878,394
Common stock subscription receivable	(128,375)	(128,375)
Accumulated deficit	(12,916,897)	(12,042,307)
Total stockholders' deficit	(430,614)	(441,499)

Total liabilities and stockholders' deficit	$33,475	$53,081

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$595	$—	$595	$—

Operating expenses:
Selling, general and administrative	178,901	180,340	478,543	580,971
Research and development (Note 1)	31,453	23,483	100,931	100,840
Depreciation	1,991	2,957	6,094	4,935
Total operating expenses	212,345	206,780	585,568	686,746

Net loss from operations	(211,750)	(206,780)	(584,973)	(686,746)

Other income (expense):
Loss on change in fair value of derivative liabilities	—	—	(287,938)	—
Interest income (expense)	(677)	(500)	(1,679)	(1,568)
Total other income (expense)	(677)	(500)	(289,617)	(1,568)

Net loss before provision for income taxes	(212,427)	(207,280)	(874,590)	(688,314)

Income taxes	—	—	—	—

Net loss	$(212,427)	$(207,280)	$(874,590)	$(688,314)

Loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding-basic and diluted	20,649,348	15,420,662	20,009,858	15,338,061

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2016
(unaudited)

			Additional
	Common shares		Paid in	Subscription	Accumulated
	Stock	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2015	19,607,177	$8,850,789	$2,878,394	$(128,375)	$(12,042,307)	$(441,499)
Common stock issued in March 2016 at $0.352 per share for services rendered	73,500	25,859	—	—	—	25,859
Common stock issued in May 2016 at $0.195 per share for services rendered	24,000	4,672	—	—	—	4,672
Common stock issued in July 2016 at $0.12 per share as compensation	1,041,667	125,000	—	—	—	125,000
Common stock issued in July 2016 at $0.18 per share for services rendered	37,500	6,868	—	—	—	6,868
Common stock issued in July 2016 at $0.15 per share for services rendered	24,000	3,508	—	—	—	3,508
Sale of common stock	70,000	14,000	—	—	—	14,000
Net reclassification of common stock equivalents issued in excess of aggregate authorized availability	—	—	6,723	—	—	6,723
Reclassification of fair value of derivative liability to equity upon increase in authorized common shares	—	—	450,297	—	—	450,297
Fair value of vesting warrants for services	—	—	13,323	—	—	13,323
Fair value of vesting options	—	—	143,676	—	—	143,676
Stock based compensation	—	—	91,549	—	—	91,549
Net loss	—	—	—	—	(874,590)	(874,590)
Balance, September 30, 2016	20,877,844	$9,030,696	$3,583,962	$(128,375)	$(12,916,897)	$(430,614)

The accompanying notes are an integral part of these financial statements

IRIS BIOTECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(874,590)	$(688,314)
Adjustments to reconcile net loss to cash (used in) operating activities:
Depreciation	6,094	4,935
Change in fair value of derivative liabilities	287,938	—
Common stock issued or issuable in exchange for services rendered	257,456	231,816
Options and warrants issued in exchange for services rendered	156,999	179,449
Changes in operating liabilities:
Prepaid expenses	3,625	—
Accounts payable and accrued liabilities	5,591	(60,919)
Deferred revenue	7,500	—
Net cash used in operating activities:	(149,387)	(333,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	—	(37,685)
Net cash used in investing activities:	—	(37,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	14,000	—
Proceeds from issuance of convertible note payable	10,000	—
Proceeds from related party advances	115,500	100,000
Net cash provided by financing activities	139,500	100,000

Decrease in cash and cash equivalents	(9,887)	(270,718)
Cash and cash equivalents beginning of period	19,839	322,929
Cash and cash equivalents end of period	$9,952	$52,211

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:
Common stock issued in settlement of notes payable and accrued interest	$—	$5,778

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2015 financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 30, 2016.

Business and Basis of Presentation

Iris Biotechnologies Inc. (the “Company”, “we”, “us”, “our”) was incorporated on February 16, 1999 under the laws of the State of California. The Company efforts are principally devoted to developing solutions for the detection and monitoring of monogenic and complex genomic diseases. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

On April 9, 2014, the Company formed Iris Wellness Labs, Inc., a wholly owned subsidiary and Delaware Corporation, for the purpose of developing certain business lines. During the quarter ended September 30, 2016, Wellness Labs, Inc. began operations providing consulting and informational services to the medical community.

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

Revenue recognition

The Company adopted Accounting Standards Codification (ASC) subtopic 605-10, “Revenue Recognition” effective for the period ended September 30, 2016. The Company recognizes revenue in accordance with ASC 605-10, which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

The Company revenue is generated by providing analytical and scientific information to clients and physicians to assist in optimizing health and wellness. The service revenue is recognized when those services have been completed or satisfied.

At September 30, 2016 and December 31, 2015, the Company had deferred revenues of $7,500 and $-0-, respectively.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and relate primarily to stock based compensation basis differences and Net Operating Losses.  As of September 30, 2016, the Company has provided a 100% valuation against the deferred tax benefits. The periods from December 31, 2013 to December 31, 2015 remain open to examination by the U.S. Internal Revenue Service and state authorities.

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

The computation of basic and diluted loss per share as of September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2016	September 30, 2015
Convertible notes	36,000	26,000
Options to purchase common stock	1,387,696	1,957,571
Warrants to purchase common stock	215,300	120,300
Totals	1,638,996	2,103,871

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

As of September 30, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2016, there were outstanding stock options to purchase 1,387,696 shares of common stock, 1,004,363 shares of which were vested. As of December 31, 2015, the Company had 1,957,571 options outstanding to purchase shares of common stock, of which 1,402,467 were vested.

Derivative Liability

The Company accounts for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

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

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenditures of $31,453 and $100,931 for the three and nine months ended September 30, 2016, respectively and $23,483 and $100,840 for the three and nine months ended September 30, 2015, respectively.

Liquidity and Dependency of Key Management

To date the Company has just begun to generate revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a loss of $874,590 and $688,314 during the nine months ended September 30, 2016 and 2015, respectively. For the period from February 16, 1999 (date of inception) through September 30, 2016, the Company has accumulated losses of $12,916,897. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Computer equipment	$87,112	$87,112
Office equipment	1,728	1,728
Furniture and fixtures	4,952	4,952
Manufacturing equipment	179,262	179,262
	273,054	273,054
Less: accumulated depreciation	(249,531)	(243,437)
	$23,523	$29,617

NOTE 3 - LONG TERM CONVERTIBLE NOTE PAYABLE

Long-term debt at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Note payable, dated June 22, 2012	$15,000	$15,000
Note payable, dated December 4, 2012	2,000	2,000
Note payable, dated February 1, 2013	4,000	4,000
Notes payable, dated April 4, 2013	4,000	4,000
Note payable, dated September 24, 2013	1,000	1,000
Note payable, dated June 17, 2016	10,000	—
Total	36,000	26,000
Less: current portion	15,000	—
Long term portion	$21,000	$26,000

On June 17, 2016, the Company issued a $10,000 note to an unrelated party, unsecured and bearing an interest rate of 7.5% per annum, due five years from date of issuance. The note is convertible into the Company’s common stock at a conversion rate of $1.00 per share. Based upon the value of the stock, an embedded beneficial conversion feature was not present in the note.

NOTE 4 — RELATED PARTY TRANSACTIONS

Officer Advances

The Company’s President and shareholders have advanced funds on a non-interest-bearing basis to the Company for working capital purposes since the Company’s inception in February 1999.  No formal repayment terms or arrangements exist. During 2016, the Company's President advanced funds of $115,500 to the Company. There were $290,700 and $175,200 outstanding at September 30, 2016 and December 31, 2015, respectively.

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

During the nine months ended September 30, 2016, the fair value of the net derivative liabilities reclassified to equity of $6,723 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 404.69%; risk free rate: 1.55%; and expected life: 7.71 years.

At March 18, 2016, the fair value of the derivative liabilities of $450,297 was determined using the Black Scholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 406.32%; risk free rate: 0.62% to 1.88%; and expected life: 1.00 to 8.80 years.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of nine months ended September 30, 2016:

Excess Share Derivative
Balance, December 31, 2015	$169,082
Transfers out of Level 3 liability upon reduction of excess over authorized shares	(6,723)
Transfers out of Level 3 liability upon increasing authorized shares	(450,297)
Mark-to-market adjustment at March 18, 2016:	287,938
Balance, September 30, 2016	$—

Net loss for the period included in earnings relating to the liabilities held at September 30, 2016	$(287,938)

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

Preferred stock

From date of inception through September 30, 2016, the Company has not issued any preferred shares.

Common stock

As of September 30, 2016 and December 31, 2015 the Company has 20,877,844 and 19,607,177 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2016, the Company issued an aggregate of 159,000 shares of common stock for services in the amount of $40,907 based on quoted market prices at the time of issuance.

During the nine months ended September 30, 2016, the Company sold an aggregate of 70,000 shares of common stock for net proceeds of $14,000.

During the nine months ended September 30, 2016, the Company issued 1,041,667 shares of common stock for officer compensation in the amount of $125,000 based on the quoted market price at the time of issuance.

At September 30, 2016, the Company accrued the subsequent issuances of 416,667 shares of common stock for officer compensation at a fair value of $83,333.

At September 30, 2016 the Company accrued the subsequent issuance of 37,500 shares of Board of Directors compensation at a fair value of $5,210, and 36,000 shares of legal and consulting services at a fair value of $3,006.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

The following table summarizes warrants outstanding and related prices for the shares of the Company’s common stock issued at September 30, 2016:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$1.00	155,100	3.41	$1.00	131,350	$1.00
2.00	60,200	3.06	2.00	60,200	2.00
	215,300	3.31	1.28	191,550	$1.31

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	120,300	$1.50
Issued	95,000	1.00
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2016	215,300	$1.28

On January 1, 2016, the Company issued an aggregate of 95,000 warrants for services with an exercise price of $1.00 with vesting over one year and expiring five years from issuance. The fair value of the vested warrants during the three and nine months ended September 30, 2016 of $1,489 and $13,323, and $5,248 and $18,170 for the three and nine months ended September 30, 2015, respectively, (as determined as described below) was charged to operations.

The fair value of these vesting 2016 warrants issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.01% to 1.21%
Expected stock price volatility	321.79% to 408.40%
Expected dividend payout	—
Expected option life-years (a)	4.25 to 4.76

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the nine months ended September 30, 2016 was estimated using the Black-Scholes pricing model.

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

Based on no historical forfeitures, the Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year based on historical data, for options granted during the three and nine months ended September 30, 2016 and 2015.

Employee Options

The following table summarizes options outstanding and the related prices for the shares of the Company’s common stock issued to employees under a stock option plan at September 30, 2016:

Options Outstanding				Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$0.80	85,000	4.45	$0.80	85,000	$0.80
1.00	185,000	3.77	1.00	157,917	1.00
1.11	100,000	4.25	1.11	100,000	1.11
1.25	600,000	4.92	1.25	262,500	1.25
2.25	162,696	1.65	2.25	162,696	2.25
	1,132,696	4.17	$1.31	768,113	$1.34

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015	1,597,571	$1.22
Granted	—	—
Exercised	—	—
Expired	(464,875)	(1.00)
Outstanding at September 30, 2016:	1,132,696	$1.31

The fair value of the vested portion previously granted employee options of $45,204 and $139,319 was charged during the three and nine months ended September 30, 2016, and $47,057 and $149,591 for the three and nine months ended September 30, 2015, respectively.

Non-employee options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees under a stock option plan at September 30, 2016:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	150,000	6.45	$1.00	131,250	$1.00
1.40	105,000	2.48	1.40	105,000	1.40
	255,000	4.82	$1.16	236,250	$1.18

Transactions involving non-employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2015:	360,000	$1.12
Granted	—	—
Exercised	—	—
Expired	(105,000)	(1.00)
Outstanding at September 30, 2016:	255,000	$1.16

The fair value (as determined as described below) of the non-employee options of $1,219 and $4,359 for the three and nine months ended September 30, 2016, and $3,281 and $11,688 for the three and nine months ended September 30, 2015 was charged to operations, respectively.

The fair value of these options issued and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.30% to 1.54%
Expected stock price volatility	321.79% to 408.40%
Expected dividend payout	—
Expected option life-years (a)	6.49 to 6.99

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

NOTE 9 - SUBSEQUENT EVENTS

In November 2016, the Company issued 24,000 shares of Common Stock for legal fees, 416,667 shares of Common Stock for officer compensation, 37,500 shares of Common Stock for Board fees and 12,000 shares of Common Stock for consulting services. (See Note 6)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Since inception on February 16, 1999 through September 30, 2016, we have sustained cumulative net losses of $12,916,897. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through September 30, 2016, we have minimal revenue from operations. We expect to incur additional losses to perform further research and development activities. In order to accelerate our product introduction and to grow dynamically, we will need to raise additional funds. We do not currently have any commercial products. With additional funding, we expect to launch our Nano-biochip products in the future. During the third quarter of 2016, we began operations with Iris Wellness Labs, Inc., our wholly owned subsidiary, by providing consulting services. As such we generated $595 in revenues and $7,500 in deferred revenues in the quarter ended September 30, 2016.

In 2008, Iris was recognized with Frost and Sullivan’s North American Technology Innovation Award in Pharmacogenomics. It was quite an honor for Iris to receive this award.

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

History

We were incorporated in the State of California on February 16, 1999 and planned to sell theranostic (choosing therapy based upon personalized diagnostic results) products and services in the medical field. In an effort to develop that business, we set up operations in three locations in California - Headquarters in Santa Clara (near Stanford University), Laboratory in San Leandro (near UC Berkeley and UC San Francisco), and Analytical and Scientific Consulting Services in Davis (near UC Davis).

Beginning on March 11, 1999, Simon Chin, MBA, our founder, President and CEO, Secretary and principal shareholder, entered into Common Stock Purchase Agreements with various companies, investment groups and private individuals. On March 1, 2003, Daniel Farnum, M.D., an owner of Humboldt Orthopedics and a key shareholder, and Grace Osborne, MBA, President of GCO Recruiting, joined Mr. Chin on our board of directors. On April 9, 2003, the board approved a 2 for 1 stock split, changed the authorized shares of common stock from 10 million to 20 million, and the authorized preferred stock remained at 5 million shares. On November 14, 2014, Douglas Hendren, M.D., MBA, was elected to the Iris board of directors. On March 18, 2016, the Company amended its articles of incorporation and increased its authorized shares of common stock to 100,000,000 and preferred stock to 25,000,000.

On April 9, 2014, Iris created its services subsidiary, Iris Wellness Labs, which began generating revenues by September 30, 2016.

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

Number of Employees

From our inception through September 30, 2016, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 7 full-time and part-time employees and 6 full-time and part-time consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Results of Operations

Beginning in the quarter ended September 30, 2016, we began generating revenues through our Iris Wellness Labs, Inc. subsidiary. However, the risks specifically discussed are not the only factors that could affect future performance and results. In addition to the discussion in this prospectus concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

From our inception through September 30, 2016, we have generated minimal revenues and have incurred cumulative losses of $12,916,897. In addition, a significant part of the overall remaining costs are associated principally with equity-based compensation to employees and consultants, research and development costs and professional services rendered.

We have yet to earn significant revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

As a result of limited capital resources and minimal revenues from operations since inception, we have relied on the issuance of equity securities to employees and non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Accounting Standards Codification Subtopic 718-10 Compensation (ASC 718-10). In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees with equity for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

During the three months ended September 30, 2016, we begun generating revenues from our wholly owned subsidiary, Wellness Labs, Inc. by providing medical consulting services. For the three months ended September 30, 2016, our revenues were $595 as compared to -0- for the same period last year. As we develop the business, we expect our revenue to grow over the next twelve months.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $1,439 from $180,340 for the three months ended September 30, 2015 to $178,901 for the three months ended September 30, 2016, primarily in labor and consulting fees, as well as certain other expenses controllable by management. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $141,215 for the three months ended September 30, 2016 and $66,187 for the three months ended September 30, 2015, a period to period increase of $75,028. For the three months ended September 30, 2016, we utilized $27,186 cash for operations as compared to $82,625 for the same period, last year, a $55,439 reduction. During the three months ended September 30, 2016, we reduced labor expense and other controllable expenses such as consulting and travel expenses, as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $23,483 for the three months ended September 30, 2015 to $31,453 for the three months ended September 30, 2016. The Company’s expenditures for research and development are dependent on available resources and future expenditures are expected to increase with additional financing.

Other income (expense)

We recorded interest expense of $677 for the three months ended September 30, 2016 compared to interest expense of $500 for the same period, last year. Interest expense is comprised of interest on our long-term convertible notes.

As a result of the above-mentioned expenses, net loss increased by $5,147 from $207,280 in three months ended September 30, 2015 to $212,427 in the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

During the nine months ended September 30, 2016, we begun generating revenues from our wholly owned subsidiary, Wellness Labs, Inc. by providing medical consulting services. For the nine months ended September 30, 2016, our revenues were $595 as compared to -0- for the same period last year. As we develop the business, we expect our revenue to grow over the next twelve months.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $102,428 from $580,971 for the nine months ended September 30, 2015 to $478,543 for the nine months ended September 30, 2016, primarily in labor and consulting fees, as well as certain other expenses controllable by management. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses. SG&A expenses also included non-cash charges from the issuance of stock, warrants and stock options in the amounts of $414,455 for the nine months ended September 30, 2016 and $411,265 for the nine months ended September 30, 2015, a period to period increase of $3,190. For the nine months ended September 30, 2016, we utilized $149,387 cash for operations as compared to $333,033 for the same period, last year, a $183,646 reduction. During the nine months ended September 30, 2016, we reduced labor expense and other controllable expenses such as consulting and travel expenses, as compared to the same period last year. We used stock in lieu of cash to conserve our cash resources.

Research and development costs increased from $100,840 for the nine months ended September 30, 2015 to $100,931 for the nine months ended September 30, 2016. The Company’s expenditures for research and development are dependent on available resources and future expenditures are expected to increase with additional financing.

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

For the nine months ended September 30, 2016, we recorded a loss on change in fair value of these derivative liabilities of $287,938. We did not have a derivative for the nine months ended September 30, 2015. On March 18, 2016, upon increasing the number of authorized common shares, we reclassified the then fair value from liability to equity.

We recorded interest expense of $1,679 for the nine months ended September 30, 2016 compared to interest expense of $1,568 for the same period, last year. Interest expense is comprised of interest on our long-term convertible notes.

As a result of the above-mentioned expenses, net loss increased by $186,276 from $688,314 in nine months ended September 30, 2015 to $874,590 in the nine months ended September 30, 2016. The net loss would have been lower if not for recording of a loss on change in fair value of the derivative liabilities of $287,938 attributable to the Company’s stock price having increased by 122% from December 31, 2015 to March 18, 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had a working capital deficit of $433,137 as compared to a working capital deficit of $445,116 as of December 31, 2015. Our cash position was $9,952 as of September 30, 2016 compared to $19,839 as of December 31, 2015. From the nine months ended September 30, 2016 we have incurred an operating cash flow deficit of $149,387, which has been principally financed through the private placement of our common stock and cash infusions from the Founder.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next year. As Iris Wellness Labs’ revenue and profit increase, we plan to be in a good cash flow position.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our subsidiary, our research and development programs, our progress in and the cost of pre-clinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing and prosecuting patent claims and other intellectual property rights, completing technological and market developments, current and future licensing relationships, the status of our competitors, and our ability to establish collaborative arrangements with other organizations .

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2016, virtually all of our financing has been through private placements of common stock, convertible notes and warrants and cash infusions from the Founder. We intend to continue to fund operations from cash on-hand and through the similar sources of capital previously described for the foreseeable future. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. We believe that we will continue to incur net losses and negative cash flows from operating activities for the next year. Based on the resources available to us, we have sufficient cash to operate for one year at the current burn rate with our CEO’s agreement to continue fund our operations. We may need additional financing thereafter.

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

Revenue recognition

We adopted Accounting Standards Codification (ASC) subtopic 605-10, “Revenue Recognition” effective for the period ended September 30, 2016. We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, “Revenue Recognition” (“ASC 605-10”), which requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, “Multiple-Element Arrangements” (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

Our revenue is generated by providing analytical and diagnostic information to client physicians to assist the medical professionals in guiding their patients towards becoming healthier through lifestyle changes and choices. The service revenue is recognized when those services have been completed or satisfied.

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

Derivative Liability

We account for derivatives in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2016, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2016, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties at the Company. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

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

Changes in Internal Control Over financial Reporting

During the three months ended September 30, 2016, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, we issued 159,000 shares of common stock to consultants for services rendered in the amount of $40,907. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

IRIS BIOTECHNOLOGIES INC.

Date: November 14, 2016	By:	/s/ Simon Chin
Simon Chin
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

